Form 10-Q
period 2006-07-01
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2006-08-15
CIK 1366913, 1366909, 1023052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.
(Exact names of registrants as specified in their charters)

Delaware	20-4192917
Delaware	22-3463939
California	59-2740308
(States or other jurisdictions of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

6 Brighton Road, Clifton, New Jersey 07015
(Address of principal executive offices) (Zip Code)

(973) 778-1300
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes  ☐   No  ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Act):

Yes  ☐   No  ☑

As of July 31, 2006, there were 13,043,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding, 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding and 100 shares of Linens ‘n Things Center, Inc., common stock, no par value, outstanding.

INDEX

		Page No.
Explanatory Note and Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (Unaudited) for the Thirteen Weeks Ended July 1, 2006 (Successor Entity) and July 2, 2005 (Predecessor Entity)	4

	Condensed Consolidated Statements of Operations (Unaudited) for the period February 14 to July 1, 2006 (Successor Entity); the period January 1 to February 13, 2006 (Predecessor Entity); and the Twenty-Six Weeks Ended July 2, 2005 (Predecessor Entity)	5

	Condensed Consolidated Balance Sheets (Unaudited) as of July 1, 2006 (Successor Entity); December 31, 2005 (Predecessor Entity); and July 2, 2005 (Predecessor Entity)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the period February 14 to July 1, 2006 (Successor Entity); the period January 1 to February 13, 2006 (Predecessor Entity); and the Twenty-Six Weeks Ended July 2, 2005 (Predecessor Entity)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	56

	Signatures	57

EXPLANATORY NOTE

On November 7, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. in the merger described in Note 1 to the Condensed Consolidated Financial Statements included in this report (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly-owned subsidiary of Linens Holding Co. (the “Company”).  The merger was financed in part by the issuance of $650 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc.  The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.).  This report also contains the condensed consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and Subsidiaries, as of July 2, 2005 and December 31, 2005, and for the thirteen and twenty-six weeks ended July 2, 2005 and the period January 1 to February 13, 2006.  The accompanying Condensed Consolidated Financial Statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 14) because management has determined that the differences in such financial statements are minor.  Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, our predecessor and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to our financial condition, results of operations and business that is not historical information.  All statements, other than statements of historical fact, included in this report are forward-looking statements.  In particular, statements that the Company makes relating to its overall volume trends, industry forces, margin trends, anticipated capital expenditures and its strategies are forward-looking statements.  When used in this document, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “plan,” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would” and “could,” are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The Company believes there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct.  Any forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those described or implied by any such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such factors include, without limitation: general economic conditions; changes in the retailing environment and consumer spending habits; inclement weather and natural disasters; competition from existing and potential competitors; the amount of merchandise markdowns; loss or retirement of key members of management; increases in the costs of borrowings and unavailability of additional debt or equity capital; impact of our substantial indebtedness on our operating income and our ability to grow; the cost of labor; labor disputes; increased healthcare benefit costs; other costs and expenses; and other important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this report.  See Item 1A, “Risk Factors,” included in Part II of this report.

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Thirteen Weeks Ended
	July 1, 2006	July 2, 2005
	(Successor Entity)	(Predecessor Entity)

Net sales	$611,583	$573,317
Cost of sales, including buying and distribution costs	373,265	336,374

Gross profit	238,318	236,943
Selling, general and administrative expenses	280,287	245,702

Operating loss	(41,969)	(8,759)
Interest income	(33)	(129)
Interest expense	21,845	867

Interest expense, net	21,812	738

Loss before benefit for income taxes	(63,781)	(9,497)
Benefit for income taxes	(24,654)	(3,565)

Net loss	$(39,127)	$(5,932)

See accompanying Notes to Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	February 14 to July 1, 2006	January 1 to February 13, 2006	Twenty-Six Weeks Ended July 2, 2005
	(Successor Entity)	(Predecessor Entity)	(Predecessor Entity)

Net sales	$919,428	$284,971	$1,144,263
Cost of sales, including buying and distribution costs	562,333	180,675	670,927

Gross profit	357,095	104,296	473,336
Selling, general and administrative expenses	418,048	174,138	487,856

Operating loss	(60,953)	(69,842)	(14,520)
Interest income	(119)	(668)	(624)
Interest expense	31,832	—	2,085

Interest expense (income), net	31,713	(668)	1,461

Loss before benefit for income taxes	(92,666)	(69,174)	(15,981)
Benefit for income taxes	(35,967)	(21,270)	(5,975)

Net loss	$(56,699)	$(47,904)	$(10,006)

See accompanying Notes to Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)(Unaudited)

	Successor Entity	Predecessor Entity
	July 1, 2006	December 31, 2005	July 2, 2005

Assets
Current assets:
Cash and cash equivalents	$13,494	$158,158	$22,193
Accounts receivable	39,695	43,561	34,250
Inventories	854,823	787,283	799,077
Prepaid expenses and other current assets	74,658	17,425	38,890
Current deferred taxes	5,599	2,033	1,620

Total current assets	988,269	1,008,460	896,030
Property and equipment, net of accumulated depreciation of $44,147, $464,496 and $424,928 at July 1, 2006, December 31, 2005 and July 2, 2005, respectively	590,781	612,247	586,743
Identifiable intangible assets, net	157,887	1,301	1,391
Goodwill	277,315	18,126	18,126
Deferred financing cost and other noncurrent assets, net	35,364	10,700	11,621

Total assets	$2,049,616	$1,650,834	$1,513,911

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235,805	$267,582	$244,842
Accrued expenses and other current liabilities	179,492	199,024	137,566
Current deferred taxes	—	4,401	—
Short-term borrowings	155,070	—	—

Total current liabilities	570,367	471,007	382,408
Senior secured notes and other long-term debt, net of current portion	652,044	2,076	2,108
Deferred income taxes and other long-term liabilities	231,854	327,888	328,806

Total liabilities	1,454,265	800,971	713,322

Shareholders’ equity:
Preferred stock of Predecessor Entity, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—

Common stock of Predecessor Entity, $0.01 par value; 135,000,000 shares authorized; 45,653,954 shares issued and 45,389,975 shares outstanding at December 31, 2005; and 45,540,958 shares issued and 45,283,393 shares outstanding at July 2, 2005	—	457	455

Common stock of Successor Entity, $0.01 par value; 15,000,000 shares authorized; 13,043,000 shares issued and outstanding at July 1, 2006	130	—	—

Additional paid-in capital	649,966	376,730	374,538
Retained (deficit) earnings	(56,699)	476,896	430,908
Accumulated other comprehensive income	1,954	3,287	2,047
Treasury stock of Predecessor Entity, at cost; 263,979 shares at December 31, 2005; and 257,565 shares at July 2, 2005	—	(7,507)	(7,359)

Total shareholders’ equity	595,351	849,863	800,589

Total liabilities and shareholders’ equity	$2,049,616	$1,650,834	$1,513,911

See accompanying Notes to Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Successor Entity	Predecessor Entity
	February 14 to July 1, 2006	January 1 to February 13, 2006	Twenty-Six Weeks Ended July 2, 2005
Cash flows from operating activities:
Net loss	$(56,699)	$(47,904)	$(10,006)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,816	12,642	43,675
Deferred income taxes	(22,424)	(6,646)	(3,105)
Share-based compensation	2,328	12,484	489
Loss on disposal of assets	73	—	339
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	6,231	(2,240)	(8,533)
Increase in inventories	(33,433)	(31,886)	(85,260)
Increase in prepaid expenses and other current assets	(45,410)	(12,153)	(46)
Decrease (increase) in identifiable intangible assets, net, goodwill, deferred financing cost and other noncurrent assets, net	2,586	9,623	(2,152)
(Decrease) increase in accounts payable	(39,817)	7,244	(345)
Decrease in accrued expenses and other liabilities, net	(12,205)	(6,310)	(65,306)

Net cash used in operating activities	(151,954)	(65,146)	(130,250)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired(1)	(1,205,502)	—	—
Additions to property and equipment	(25,222)	(7,776)	(52,841)

Net cash used in investing activities	(1,230,724)	(7,776)	(52,841)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,150	—	—
Issuance of floating rate notes	650,000	—	—
Financing and direct acquisition costs	(59,254)	—	—
Issuance of common stock under stock incentive plans	—	—	1,769
Federal tax benefit from common stock issued under stock incentive plans	—	4,298	144
Increase in short-term borrowings	155,070	—	—
Decrease (increase) in treasury stock	—	674	(97)

Net cash provided by financing activities	1,395,966	4,972	1,816

Effect of exchange rate changes on cash and cash equivalents	206	125	(541)
Net increase (decrease) in cash and cash equivalents	13,494	(67,825)	(181,816)
Cash and cash equivalents at beginning of period	—	158,158	204,009

Cash and cash equivalents at end of period	$13,494	$90,333	$22,193

Cash paid during the year for:
Interest (net of amounts capitalized)(2)	$14,031	$135	$2,000
Income taxes	$25,500	$57	$30,476

(1)          In connection with the Merger, net cash settlements of approximately $20.0 million and $4.4 million for stock options and restricted stock units, respectively, are included in “Acquisition of the Company, net of cash acquired.”

(2)          Excludes $36,653 of deferred financing costs incurred in connection with the Merger.  Such costs are being charged-off to interest expense over the life of the related financing commitments.

See accompanying Notes to Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Acquisition of Linens ’n Things, Inc. by Linens Holding Co.

On November 8, 2005, Linens Merger Sub Co. and its parent company, Linens Holding Co. (the “Company”), entered into an Agreement and Plan of Merger with Linens ’n Things, Inc. governing a merger (the “Merger”) pursuant to which each share of common stock of Linens ’n Things, Inc. (other than shares held in treasury or owned by Linens Merger Sub Co., its parent company or any affiliate of Linens Merger Sub Co. and other than shares held by stockholders who properly demanded and perfected appraisal rights) would be converted into the right to receive $28.00 in cash, without interest, for aggregate consideration of approximately $1.3 billion. The Merger was structured as a reverse subsidiary merger, and on February 14, 2006 Linens Merger Sub Co. was merged with and into Linens ’n Things, Inc., with Linens ’n Things, Inc. as the surviving corporation.  As the surviving corporation in the Merger, Linens ’n Things, Inc. assumed by operation of law all of the rights and obligations of Linens Merger Sub Co., including $650 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ’n Things, Inc. and Linens ’n Things Center, Inc. (collectively, the “Issuers”) and the related indenture. Linens ’n Things Center, Inc., a direct wholly owned subsidiary of Linens ’n Things, Inc., is a co-issuer of the Notes.

Affiliates of Apollo Management, L.P., National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (the “Sponsors”) collectively contributed approximately $648 million as equity to Linens Merger Sub Co. immediately prior to the Merger.

The Sponsors financed the purchase of Linens ’n Things, Inc. and paid related fees and expenses through the offering of the Notes, the equity investment described above and excess cash on hand at Linens ’n Things, Inc.  Linens ’n Things, Inc. did not draw on its new asset-based revolving credit facility at closing.

These transactions, including the Merger and payment of any costs related to these transactions, are collectively referred to herein as the “Transactions.”  In connection with the Transactions, Linens ’n Things, Inc. incurred significant indebtedness and became highly leveraged.

Immediately following the Merger, Linens ’n Things, Inc. became a wholly owned subsidiary of Linens Holding Co.  Linens Holding Co. is an entity that was formed in connection with the Transactions and has no assets or liabilities other than the shares of Linens Merger Sub Co. and its rights and obligations under and in connection with the merger agreement with Linens ’n Things, Inc. and the equity commitment letters and debt financing commitment letters provided in connection with the Transactions.

The closing of the Merger occurred simultaneously with:

•      the closing of the Note offering;

•      the closing of Linens ’n Things, Inc.’s new $600 million asset-based revolving credit facility;

•      the termination of Linens ’n Things, Inc.’s existing $250 million unsecured revolving credit facility and CAD $40 million unsecured credit facility agreements; and

•      the equity investments described above.

The consummation of the Notes offering was conditioned upon the consummation of the Merger, the closing of Linens ’n Things, Inc.’s new asset-based revolving credit facility and the equity investments described above, all of which were completed on February 14, 2006.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.

On July 7, 2006 the Issuers entered into a Zero Cost Interest Rate Collar Hedge to mitigate the interest risk associated with the LIBOR component of the interest rate on the Notes.  The hedge is based on the average LIBOR rate with an upper strike rate at 6.51% and a lower strike rate at 4.45%, payable and reset on the quarterly dates

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d stipulated in the Notes with a termination date of January 15, 2008.  Simultaneously, the Issuers purchased a one-year Forward-Starting Cap, with the first reset date to begin on January 11, 2008, based on the average LIBOR rate with a strike rate of 6.51%, payable quarterly on the dates stipulated in the Notes.  The Issuers paid a premium of $700,000 to purchase the Forward-Starting Cap.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company and by each of the Company’s direct and indirect subsidiaries (other than the Issuers) that guarantee Linens ’n Things, Inc.’s new asset-based revolving credit facility except for its Canadian subsidiaries (collectively, the “Note Guarantors”).

All obligations under the Notes, and the guarantees of those obligations, are secured, by first-priority liens, subject to permitted liens, on all of the Company’s, the Issuers’ and the Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain of the subsidiaries.

The lien on capital stock may be released under certain circumstances.  As a result of the filing of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or Guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130.0 million of the Notes, separate financial statements of the Issuer or Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

The Notes and guarantees are also secured by second-priority liens, subject to permitted liens, on all of the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.

If the Issuers sell certain assets or experiences specific kinds of changes in control, the Issuers must offer to repurchase the Notes.  The Issuers may, at their option, redeem the Notes at any time on or after January 15, 2008 at pre-determined prices.  Prior to January 15, 2008, the Issuers may, at their option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of its subsidiaries.  Prior to January 15, 2008, the Issuers may, at their option, redeem the Notes at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium amount which cannot be quantified as it is dependent on factors that are not yet determinable.

Linens ‘n Things, Inc.’s new asset-based revolving credit facility (the “Credit Facility”) provides senior secured financing of up to $600 million, subject to a borrowing base.  The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to Linens ’n Things Canada Corp. subject to the Canadian borrowing base.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain customary affirmative covenants and events of default.  The principal amount outstanding of the loans under the Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity, five years from February 14, 2006, the date of closing of the Transactions.

All obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and future domestic subsidiaries.  All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the borrowers, consisting of Linens ‘n Things, Inc., Linens ‘n Things Center, Inc. and Linens ‘n Things Canada Corp. (collectively, the “Borrowers”), and the subsidiary guarantors, including: (i) a first-priority security interest in inventory, accounts receivable, cash, securities and other general intangibles; and (ii) a second-priority security interest in equipment, intellectual property rights and related general intangibles and all of the capital stock of Linens ‘n Things, Inc. and the capital stock of certain subsidiaries.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the Credit Facility is 0% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings.  After the delivery of the financial statements for the first full fiscal quarter after the closing date, the applicable margin for borrowings under the Credit Facility will be subject to adjustment based on the excess availability under the Credit Facility.  In addition to paying interest on outstanding principal under the Credit Facility, the Borrowers are required to pay a commitment fee, initially 0.375% per annum, in respect of the unutilized commitments thereunder.  After the delivery of financial statements for the first full fiscal quarter after the closing date, the commitment fee will be subject to adjustment based on the excess availability under the Credit Facility.  The Borrowers must also pay customary letter of credit fees and agency fees.  The Borrowers initiated borrowings under its Credit Facility on February 23, 2006 to meet its operational working capital needs.

As a result of the Merger, all of Linens ’n Things, Inc.’s issued and outstanding capital stock was acquired by Linens Holding Co.  At such time, investment funds associated with or designated by the Sponsors acquired approximately 99.7% of the common stock of Linens Holding Co. through an investment vehicle controlled by Apollo Management V, L.P., or one of its affiliates, and Robert J. DiNicola, the new Chairman and Chief Executive Officer of Linens ’n Things, Inc., acquired the remaining 0.3% at the same price paid by the sponsors.

Upon consummation of the Transactions, Linens ’n Things, Inc. delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Exchange Act of 1934.  The last day of trading on the NYSE was February 14, 2006.

Total fees and expenses related to the Transactions were approximately $107 million, consisting of approximately $48 million of pre-merger transaction cost incurred by the Company’s predecessor entity, Linens ‘n Things, Inc., $23 million of direct acquisition costs of the Company and $36 million of deferred financing costs.  Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees.  The direct acquisition costs were included in the purchase price and is a component of goodwill.  Deferred financing costs of approximately $11 million relates to the asset-based revolving credit facility, which are amortized over five years on a straight-line basis, and $25 million relates to the Notes, which are amortized over eight years using the effective interest method.

The acquisition of Linens ’n Things, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  Independent third-party appraisers were engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired.

The Company has allocated the purchase price based on the appraisal associated with the valuation of certain assets and liabilities.  The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation.

As a result of the consummation of the Transactions, a new entity (“successor entity”) was formed with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements for the successor entity as of July 1, 2006, and for the 13-week period ended July 1, 2006 and for the period February 14 to July 1, 2006 show the operations of the successor entity, Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements presented as of July 2, 2005 and December 31, 2005, and for the thirteen-week and twenty-six-week periods ended July 2, 2005 and for the period January 1 to February 13, 2006 are shown under the “predecessor entity” caption, consisting of Linens ’n Things, Inc. and Subsidiaries.

As a result of the consummation of the Transactions, the condensed consolidated financial statements for the period after February 13, 2006 are presented on a different basis than that for the periods before February 14, 2006 as a result of the application of purchase accounting as of February 14, 2006 and therefore are not comparable.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity			Successor Entity

	February 13, 2006	Transaction Adjustments		February 14, 2006

Assets
Current assets:
Cash and cash equivalents	$90,333	$(15,701)		$74,632
Accounts receivable	45,833	—		45,833
Inventories	819,600	—		819,600
Prepaid expenses and other current assets	29,499	—		29,499
Current deferred taxes	132	—		132
Total current assets	985,397	(15,701)		969,696
Property and equipment, net	607,787	(57)		607,730
Identifiable intangible assets, net	1,276	159,742		161,018
Goodwill	18,126	259,309		277,435
Deferred financing cost and other noncurrent assets, net	1,079	36,172		37,251
Total assets	$1,613,665	$439,465		$2,053,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$274,997	$—		$274,997
Accrued expenses and other current liabilities	195,467	39,388	(1)	234,855
Current deferred taxes	8,176	—		8,176
Total current liabilities	478,640	39,388		518,028
Senior secured notes and other long-term debt, net of current portion	2,068	650,000		652,068
Deferred income taxes and other long-term liabilities	312,549	(77,128	)(2)	235,421
Total liabilities	793,257	612,260		1,405,517
Shareholders’ equity	820,408	(172,795)		647,613
Total liabilities and shareholders’ equity	$1,613,665	$439,465		$2,053,130

(1)          Represents an accrual for unpaid transaction expenses.

(2)          Consists of the following purchase accounting adjustments:

Unfavorable leases	$20,000
Deferred rents	(250,020)
Deferred income taxes	152,892

$(77,128)

As presented in the above table, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.  The following table presents an analysis of the change in goodwill.

(in thousands)	Amount

Balance at July 2, 2005 and December 31, 2005 (predecessor entity)	$18,126	(1)
Purchase accounting adjustments from preliminary allocation	259,309
Balance at February 14, 2006 (successor entity)	277,435
Pre-existing tax adjustments	(706)
Other—foreign currency translation	586
Balance at July 1, 2006 (successor entity)	$277,315

(1)            The predecessor entity goodwill has been written-off in purchase accounting.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The unaudited pro forma results of operations provided below for the twenty-six weeks ended July 1, 2006 and July 2, 2005 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Credit Facility and other acquisition-related adjustments in connection with the Transactions.  The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(In Thousands)
Net sales	$611,583	$573,317	$1,204,399	$1,144,263
Loss before benefit for income taxes	$(63,781)	$(41,660)	$(133,177)	$(79,225)
Net loss	$(39,127)	$(25,648)	$(81,029)	$(48,775)

2. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments to present fairly the financial position of successor entity Linens Holding Co. and Subsidiaries and predecessor entity Linens ’n Things, Inc. and Subsidiaries, as of July 1, 2006 and July 2, 2005 and the results of operations for the respective periods then ended and cash flows for the respective periods then ended as presented in the unaudited statements.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly or interim basis may not be indicative of operating results for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2005 included in the Company’s predecessor entity’s Annual Report on Form 10-K Equivalent for Linens ’n Things, Inc. posted on the Linens ’n Things, Inc. website on March 21, 2006 under “Noteholder Information.”  All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

The accompanying Condensed Consolidated Financial Statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 14) because management has determined that the differences in such financial statements are minor.

3. Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (Revised 2004)”), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method.  SFAS No. 123 (Revised 2004) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recognizes the cost of all time-based employee stock options on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.  Prior to

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  All employee stock options were granted at or above the grant date market price.  Accordingly, the Company did not recognize compensation expense for stock option grants.  Restricted stock units granted at fair market value at the date of grant are amortized over specified vesting periods in the accompanying Condensed Consolidated Financial Statements.

Share-based Compensation Plans—Predecessor Entity

Prior to the completion of the Merger, the Company granted stock options and restricted stock units for a fixed number of shares to employees and directors under share-based compensation plans.  The exercise prices of the stock options were equal to the fair market value of the underlying shares at the date of grant.  Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock.  Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

Upon completion of the Merger and in accordance with the terms of the stock plans, all of the outstanding stock options became fully vested and immediately exercisable.  Each option was exercised, equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes.  Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.

The following is a summary of activity under the stock option plans that were in effect upon adoption of SFAS 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and restricted stock units were exercised:

	Predecessor Entity
Plan	Outstanding at January 1, 2006	Exercised	Outstanding at February 14, 2006
Stock options
1996 Plan	1,151,673	1,151,673	—
Directors’ Plan	48,800	48,800	—
2000 Plan	1,463,796	1,463,796	—
Broad-based Equity Plan	1,470,638	1,470,638	—
2004 Plan	1,246,690	1,246,690	—
New Hire Authorization	450,000	450,000	—

Total options outstanding	5,831,597	5,831,597	—

Weighted average exercise price per option	$25.20	$25.20	—
Weighted average remaining contractual term per option	4.6 years		—

Options exercisable at period end:

Number of options			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

Restricted stock units

2000 Plan	7,500	7,500
Broad-based Equity Plan	9,850	9,850	—
2004 Plan	118,066	118,066	—
New Hire Authorization	20,000	20,000	—

Total units outstanding	155,416	155,416	—

Weighted average fair market value per unit at date of award	$25.71	$25.71	—
Weighted average remaining contractual term for restrictions	2.9 years

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The 2004 Stock Award and Incentive Plan (the “2004 Plan”) provided for the granting of options, restricted stock unit grants and other stock-based awards (collectively, “awards”) to key employees and non-employee directors.  The 2004 Plan replaced both the Company’s 2000 Stock Award and Incentive Plan (the “2000 Plan”) and the Broad-Based Equity Plan.  The 2000 Plan replaced both the Company’s 1996 Incentive Compensation Plan (the “1996 Plan”) and the 1996 Non-Employee Directors’ Stock Plan (the “Directors’ Plan”).  Therefore, no future awards were made under the 2000 Plan, the Broad-Based Equity Plan, the 1996 Plan or the Directors’ Plan (collectively, the “Prior Plans”), although outstanding awards under the Prior Plans continued to be in effect.  The New Hire Authorization provided for the granting of awards as an inducement to a person being retained for employment by the Company.

Under the 2004 Plan, an aggregate of 4,000,000 shares (plus any shares under outstanding awards under the Prior Plans which become available for further grants) was authorized for issuance of awards.  Under the New Hire Authorization, an aggregate of 500,000 shares was authorized.

Stock options under the 2004 Plan and the New Hire Authorization were granted with exercise prices at the fair market value of the underlying shares at the date of grant.  The right to exercise options generally commenced one to five years after the grant date, and the options expired between five to ten years after the grant date. Restrictions on restricted stock unit grants lapsed over vesting periods of up to five years.

There were no share-based grants during the period January 1, 2006 to February 14, 2006 (predecessor entity).  The weighted-average grant date fair value of options and restricted stock units granted during the thirteen weeks ended July 2, 2005 was $9.77 and $24.25, respectively.  The weighted-average grant date fair value of options and restricted stock units granted during the twenty-six weeks ended July 2, 2005 was $9.98 and $24.05, respectively.

The total intrinsic value of each stock option and restricted stock unit exercised due to the Merger was approximately $20.0 million and $4.4 million, respectively, for the period January 1, 2006 to February 14, 2006 (predecessor entity).  The total intrinsic value of stock options exercised during the thirteen and twenty-six weeks ended July 2, 2005 was approximately $73,000 and $422,000, respectively.  The total intrinsic value of restricted stock units converted into common stock was approximately $352,000 during both the thirteen and twenty-six weeks ended July 2, 2005.

The following is a summary of the activity for nonvested stock option grants and restricted stock unit awards as of February 14, 2006 and the changes for the period January 1, 2006 to February 14, 2006:

	Predecessor Entity
	Stock Options		Restricted Stock Units
	Options	Fair Value(1)	Units	Fair Value(1)
Nonvested at January 1, 2006	1,064,620	$10.59	155,416	$25.71
Grants	—	$—	—	$—
Vested(2)	(1,060,940)	$10.59	(155,416)	$25.71
Cancelled	(3,680)	$11.12	—	$—

Nonvested at February 14, 2006	—	$—	—	$—

(1)          Represents the weighted-average grant date fair value per share-based unit, using the Black-Scholes option-pricing model for stock options and the average high/low market price of the Company’s common stock for restricted stock units.

(2)          All of the share-based units became immediately vested on the date of the Merger.

The total fair value of stock options and restricted stock units vested during the period from January 1, 2006 to February 14, 2006 (predecessor entity) was approximately $11.2 million and $4.0 million, respectively.  The total fair value of stock options vested during the thirteen-week and twenty-six week periods ended July 2, 2005 was

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d approximately $0.7 million and $1.1 million, respectively.  The total fair value of restricted stock units vested was approximately $0.4 million during both the thirteen and twenty-six weeks ended July 2, 2005.

As of December 31, 2005, there was approximately $9.3 million and $3.2 million of total unrecognized compensation cost related to stock option grants and restricted stock unit awards, respectively, under the stock-based compensation plans.  The consummation of the Merger accelerated the recognition of compensation cost, and, accordingly, all of this cost was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations in the period from January 1, 2006 to February 13, 2006 (predecessor entity).

The compensation cost that has been charged against income for restricted stock unit grants was approximately $0.3 million and $0.5 million for the thirteen weeks and twenty-six weeks ended July 2, 2005.  No compensation cost was recognized for stock option grants for the thirteen weeks and twenty-six weeks ended July 2, 2005.

Share-based Compensation Plans—Successor Entity

On February 14, 2006, the board of directors (the “Board”) and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”). The Plan provides employees or directors of the Company or its subsidiaries who are in a position to contribute to the long-term success of these entities, with options to acquire shares in the Company to aid in attracting, retaining and motivating persons of outstanding ability.  The Plan was amended in March 2006 to increase the number of shares of common stock, par value $0.01 per share, of Linens Holding (the “Common Stock”) available for issuance under the Plan to 1,157,298 shares.

As of July 1, 2006, 805,446 stock options were outstanding as detailed below:

Number of Stock Options Granted
Grants under the Linens Holding Co. Stock Option Plan (1)	717,446
Grants approved by the Board and not included in the Plan (2)(3)	43,000
Grants not included in the Plan to members of the Board in accordance with the Director Compensation Policy (4)	45,000
805,446

(1)          The stock options granted under the Plan to each optionee are equally divided between a “Time Option” and a “Performance Option,” as those terms are defined in the standard form of option grant letter.  The stock options have an exercise price of $50.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant.  Time Options become vested and exercisable in four equal installments on either (1) each of February 14, 2007, February 14, 2008, February 14, 2009, and February 14, 2010 with respect to 697,446 options initially granted March 27, 2006 or (2) on each of the first four anniversaries of the date of grant.  With respect to Performance Options and as provided for and defined in the standard form of grant letter, the stock options become vested and exercisable in two equal installments from a measurement date if, on such measurement date, the value per share equals or exceeds a target stock price.

(2)          On March 23, 2006, the Board approved a grant to Robert J. DiNicola, the Chairman and Chief Executive Officer of Linens ‘n Things, Inc., of a non-qualified stock option to purchase 40,000 shares of Common Stock outside of the Plan.  These stock options also have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

(3)          On May 11, 2006, the Board approved a grant to F. David Coder, the Executive Vice President Store Operations of Linens ‘n Things, Inc., of a non-qualified stock option to purchase 3,000 shares of Common Stock outside of the Plan.  These stock options also have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

(4)          On June 13, 2006, the Board adopted a policy for director compensation (the “Director Compensation Policy”) with retroactive effect to April 1, 2006.  Pursuant to the Director Compensation Policy, the Board Chairman and each non-employee director, upon first election or appointment to the Board, will receive a grant of non-qualified stock options to purchase a minimum of 5,000 shares of Common Stock outside of the Plan.  In accordance with the Director Compensation Policy, the Board also approved a grant of a non-qualified stock option to purchase 5,000 shares of Common Stock to each of eight Board members appointed to the Board in March 2006.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.  On June 15, 2006 an additional grant of a non-qualified stock option to purchase 5,000 shares of Common Stock was approved upon the appointment of the Company’s ninth and final Board member.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The following is a summary of share-based option activity for the period February 14, 2006 to July 1, 2006:

Successor Entity
		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term
Options	Shares	Price	(years)

Outstanding at February 14, 2006	—	$—
Options granted	737,446	50.00
Exercised	—	—
Canceled	—	—

Outstanding at April 1, 2006	737,446	$50.00
Options granted	156,500	50.00
Exercised	—
Canceled	(88,500)	50.00

Outstanding at July 1, 2006	805,446	$50.00	6.75

Exercisable at July 1, 2006	88,000	$50.00	6.75

There are no provisions in the Plan for the issuance of restricted stock units.

The weighted-average grant date fair value of options granted during the thirteen week period ended July 1, 2006 was $17.21.  The weighted-average grant date fair value of options granted during the period February 14, 2006 to July 1, 2006 (successor entity) was $17.39.

There were no stock option exercises during the period February 14, 2006 to July 1, 2006 (successor entity).

The following is a summary of the activity for nonvested stock option grants as of July 1, 2006 and the changes for the period February 14, 2006 to July 1, 2006:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at February 14, 2006	—	$—
Grants	737,446	17.43
Vested	(40,000)	16.67

Nonvested at April 1, 2006	697,446	$17.47
Grants	156,500	17.21
Vested	(48,000)	16.79
Canceled	(88,500)	17.47

Nonvested at July 1, 2006	717,446	$17.46

(1)          Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

The total fair value of stock options vested during the thirteen-week period ended July 1, 2006 was approximately $0.8 million.  The total fair value of stock options vested during the period February 14, 2006 to July 1, 2006 (successor entity) was approximately $1.5 million.

As of July 1, 2006, there was approximately $11.2 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan.  This cost is expected to be recognized over a remaining weighted-

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d average period of 3.3 years.  The compensation cost that has been charged against income for stock option grants was approximately $1.6 million and $2.3 million for the thirteen weeks ended July 1, 2006 and for the period February 14, 2006 to July 1, 2006 (successor entity), respectively, and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Prior to the adoption of SFAS 123 (Revised 2004) the Company used the Black-Scholes option-pricing model for estimating the fair value for all options granted.  Beginning in the first quarter of 2006, the Company, with the assistance of an independent third party, used the Monte Carlo simulation option-pricing model for estimating the fair value of Performance Options and the Black-Scholes option-pricing model for Time Options.  This change was made in order to provide a better estimate of fair value.  The Monte Carlo option-pricing model is particularly useful in the valuation of options with complicated features that make them difficult to value through a straight-forward Black-Scholes-style computation.

Presented below is a comparative summary of valuation assumptions for the indicated periods:

	Thirteen Weeks		Thirteen
	Ended		Weeks	February 14 to			Twenty-
	July 1, 2006		Ended	July 1, 2006			Six Weeks
	(Monte Carlo		July 2, 2005	(Monte Carlo		January 1 to	Ended
	Simulation and		(Black-Scholes)	Simulation and		February 13, 2006	July 2, 2005
	Black-Scholes)		(Predecessor	Black-Scholes)		(Black-Scholes)	(Black-Scholes)
Valuation Assumptions:	(Successor Entity)		Entity)	(Successor Entity)		(Predecessor Entity)	(Predecessor Entity)

Weighted-average fair value of options granted	N/A		$9.77	N/A		No Grants	$9.98
Weighted-average calculated value of options granted	$17.21		N/A	$17.39		No Grants	N/A
Expected volatility	N/A	(1)	39.7%	N/A	(1)	No Grants	40.0%
Weighted-average volatility	36.8%	(1)	39.7%	38.0%	(1)	No Grants	40.0%
Weighted-average expected term (in years)	3.7		5.0	3.7		No Grants	5.0
Dividend yield	—		—	—		No Grants	—
Weighted-average risk-free interest rate	4.9%		3.8%	4.8%		No Grants	3.9%
Weighted average expected annual forfeiture	1.4%		2.6%	3.9%		No Grants	2.5%

(1)          The Company used the average of the historical volatility of each of the component companies included in the Standard & Poors Specialty Retail Index as a substitute for expected volatility.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the Black-Scholes option-pricing model prior to the adoption of SFAS 123 (Revised 2004).  The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends.  Expected volatility was based on the historical volatility of the common stock of Linens ‘n Things, Inc. for a period approximating the expected life. The Company has never paid dividends, and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

For the period subsequent to the adoption of SFAS 123 (Revised 2004), it is not possible for the Company, a non-public entity, to use Company-specific volatility in determining a reasonable estimate of fair value of options granted.  Accordingly, the Company is required to use an alternative measurement method.  Under the alternative measurement method, a nonpublic entity uses a calculated volatility, determined by applying the historical volatility of an appropriate index of public entities, as an input to the valuation models.  The Company used the Standard & Poors Specialty Retail Index for a period approximating the expected term as this index most closely approximates the Company’s applicable operating industry.  Expected term of share options granted represents the period of time that the option grants are expected to be outstanding.  The Company is not expected to pay dividends, and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Prior to the adoption of SFAS No. 123 (Revised 2004) the Company complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”).  SFAS No. 148 required prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Set forth below for the indicated periods are the Company’s net loss presented “as reported” and as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
(In thousands)	Thirteen Weeks Ended July 1, 2006	Thirteen Weeks Ended July 2, 2005	February 14 to July 1, 2006	January 1 to February 13, 2006	Twenty-Six Weeks Ended July 2, 2005
Net loss:
As reported	$(39,127)	$(5,932)	$(56,699)	$(47,904)	$(10,006)
Add: stock-based employee compensation expense included in net loss as reported, net of related tax effects(1)	992	160	1,425	8,651	306
	(38,135)	(5,772)	(55,274)	(39,253)	(9,700)
Deduct: total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects	992	1,637	1,425	8,651	3,248

Pro forma loss	$(39,127)	$(7,409)	$(56,699)	$(47,904)	$(12,948)

(1)          Stock-based employee compensation expense included in net loss as reported, net of related tax effects, is detailed as follows:

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
(In thousands)	Thirteen Weeks Ended July 1, 2006	Thirteen Weeks Ended July 2, 2005	February 14 to July 1, 2006	January 1 to February 13, 2006	Twenty-Six Weeks Ended July 2, 2005
Compensation expense:
Stock option grants	$1,619	$—	$2,328	$9,305	$—
Restricted stock units	—	256	—	3,179	489

	1,619	256	2,328	12,484	489

Benefit for income taxes:
Stock option grants	(627)	—	(903)	(2,857)	—
Restricted stock units	—	(96)	—	(976)	(183)

	(627)	(96)	(903)	(3,833)	(183)

Stock-based employee compensation expense, net of related tax effects	$992	$160	$1,425	$8,651	$306

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

4. Short-Term Borrowing Arrangements

In February 2006, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third party institutional lenders which expires February 14, 2011. The Credit Facility provides senior secured financing of up to $600 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250 million senior revolving credit facility amended November 2004, which allowed for up to $50 million in borrowings from additional lines of credit outside the agreement, including CAD $40 million covering the Company’s Canadian operations (the “2004 Credit Agreement”).  The Company incurred deferred financing costs of approximately $11 million related to the Credit Facility, which are being amortized over five years on a straight-line basis.

Under the Credit Facility, interest on all borrowings is determined, at the Company’s option, on either of two alternative rates, specifically (1) a variable margin above LIBOR or (2) a variable margin above the federal funds effective rate plus 0.50%.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain restrictive covenants including the Company’s ability to pay dividends, which the Company has never paid in the past, and certain customary affirmative covenants and events of default.  During the period February 14 to July 1, 2006 the Company always maintained excess availability above $75 million.  As of July 1, 2006, the Company had $155.1 million in borrowings under the Credit Facility at an average interest rate of 6.7%.  Such borrowings have been classified as short-term as of July 1, 2006 as the Company expects to have the ability and intent to pay these borrowings from existing current assets by the end of the fiscal year.  At various times during the twenty-six weeks ended July 1, 2006 the Company borrowed against its Credit Facility and the 2004 Credit Agreement during the successor and predecessor periods, respectively, for working capital needs.  The Company also had $135.4 million of letters of credit outstanding as of July 1, 2006 issued under the Credit Facility, which included standby letters of credit and import letters of credit used for merchandise purchases.  The Company is not obligated under any formal or informal compensating balance requirements.

5. Comprehensive Loss

Comprehensive loss for the thirteen weeks ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	Successor Entity	Predecessor Entity
	Thirteen Weeks Ended July 1, 2006	Thirteen Weeks Ended July 2, 2005
Net loss	$(39,127)	$(5,932)
Other comprehensive income (loss) — foreign currency translation adjustment	2,520	(389)

Comprehensive loss	$(36,607)	$(6,321)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Comprehensive loss for the period February 14 to July 1, 2006, January 1 to February 13, 2006 and the twenty-six weeks ended July 2, 2005 is as follows (in thousands):

	Successor Entity	Predecessor Entity
	February 14 to July 1, 2006	January 1 to February 13, 2006	Twenty-Six Weeks Ended July 2, 2005
Net loss	$(56,699)	$(47,904)	$(10,006)
Other comprehensive income (loss)—foreign currency translation adjustment	1,954	253	(572)

Comprehensive loss	$(54,745)	$(47,651)	$(10,578)

6.  Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability.  This initiative called for the closing of certain under-performing stores, which did not meet the Company’s profit objectives.  In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001.  A pre-tax reserve of $20.5 million was established for estimated lease commitments through 2012 for stores to be closed.  The reserve considers estimated sublease income.  Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures.  A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores.  The fixed asset impairments represent fixtures and leasehold improvements.  A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs.  Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.  Certain components of the restructuring charge were based on estimates and may be subject to change in the future.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  In addition, the Company reopened one of the previously closed stores during the second quarter of 2006 and plans to reopen a second previously closed store during the third quarter of 2006.

The following table displays a roll forward of the activity and significant components since December 31, 2005, and the reserve remaining as of July 1, 2006:

	Predecessor Entity		Successor Entity
(in millions)	Remaining at December 31, 2005	Usage 2006	Remaining at July 1, 2006

Cash components:
Lease commitments	$5.4	$(2.0)	$3.4

Total	$5.4	$(2.0)	$3.4

The restructuring reserve balance is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.  The 2006 usage primarily consists of payments for lease commitments.  The 2006 activity also includes the reversal of estimated lease commitment costs of approximately $333,000 which were not needed, offset by an increase to lease commitment costs of approximately $247,000 due to changes in estimates based on current negotiations.  The net change in the restructuring reserve is recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7. Identifiable Intangible Assets

In connection with the Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party.  The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

	Successor Entity	Predecessor Entity
(in thousands)	July 1, 2006	December 31, 2005	July 2, 2005

Intangible assets subject to amortization:
Credit card customer relationships	$10,163	$—	$—
Customer list	406	—	—
Favorable leases	27,834	2,900	2,900

	38,403	2,900	2,900
Less: accumulated amortization	(3,204)	(1,599)	(1,509)

Total intangible assets subject to amortization	35,199	1,301	1,391
Total indefinite-lived trademarks	122,688	—	—

Total identifiable intangible assets	$157,887	$1,301	$1,391

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 5 years.  For the thirteen weeks ended July 1, 2006 and July 2, 2005 amortization expense of $2.2 million and $47,000, respectively, was recorded by the Company and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.  For the period February 14 to July 1, 2006, January 1 to February 13, 2006, and the twenty-six weeks ended July 2, 2005, amortization expense of $3.2 million, $25,000 and $94,000, respectively, was recorded by the Company.

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2006	$4,342
2007	7,997
2008	7,054
2009	3,526
2010	2,805
2011 and thereafter	9,475

Total	$35,199

8. Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance.  As of July 1, 2006, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.6 million.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

9. Accounts Payable

Accounts payable includes amounts for gift card liabilities of $33.5 million, $35.8 million and $26.9 million as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively.  Gift cards that are not expected to be redeemed are recorded as a reduction to selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  Such amounts recognized for the thirteen weeks ended July 1, 2006 and July 2, 2005 were approximately $1.0 million and $0.5 million, respectively.  For the period February 14 to April 1, 2006, the period January 1 to February 13, 2006 and the twenty-six weeks ended July 2, 2005, such amounts recognized were approximately $1.6 million, $0.5 million and $1.3 million, respectively.

10. Senior Secured Notes and Other Long-Term Debt

Senior secured notes and other long-term debt consists of the following (in thousands):

	Successor Entity	Predecessor Entity
(in thousands)	July 1, 2006	December 31, 2005	July 2, 2005

Senior secured floating rate notes due 2014	$650,000	$—	$—
Mortgage note payable	2,108	2,139	2,168

	652,108	2,139	2,168
Less: current portion of mortgage note payable	(64)	(63)	(60)

Total	$652,044	$2,076	$2,108

Senior secured floating rate notes due 2014 consists of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of July 1, 2006 the interest rate on the Notes was 10.7%.

On July 7, 2006 the Issuers entered into a Zero Cost Interest Rate Collar Hedge to mitigate the interest risk associated with the LIBOR component of the interest rate on the Notes.  The hedge is based on the average LIBOR rate with an upper strike rate at 6.51% and a lower strike rate at 4.45%, payable and reset on the quarterly dates stipulated in the Notes with a termination date of January 15, 2008.  Simultaneously, the Issuers purchased a one-year Forward-Starting Cap, with the first reset date to begin on January 11, 2008, based on the average LIBOR rate with a strike rate of 6.51%, payable quarterly on the dates stipulated in the Notes.  The Issuers paid a premium of $700,000 to purchase the Forward-Starting Cap.

The Notes are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries other than the Issuers (collectively, the “Note Guarantors”), and are secured by first-priority liens on all of the Company’s and Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain subsidiaries and by second-priority liens on the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.  The lien on capital stock may be released under certain circumstances.  As a result of the filing of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130.0 million of the Notes, separate financial statements of the Issuer or Note Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

If the Issuers sell certain assets or experience specific kinds of changes in control, the Issuers must offer to repurchase the Notes.  The Issuers may, at their option, redeem the Notes at any time on or after January 15, 2008 at pre-determined prices.  Prior to January 15, 2008, the Issuers may, at their option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of its subsidiaries.  Prior to January 15, 2008, the Issuers may, at their option, redeem the Notes at a price equal to 100% of the principal amount of the Notes plus a “make-whole” premium.

Mortgage note payable represents an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores.  Under the mortgage note terms, the Company is required to make 96 equal payments of principal and interest, with a final principal payment of approximately $1.6 million in August 2012.

11. Income Taxes

For the Predecessor Entity period January 1 to February 13, 2006, the effective tax rate of 30.7% is lower than the statutory federal rate of 35.0% primarily due to non-deductible transaction costs.  The Successor Entity estimated effective tax rate for the period February 14 to July 1, 2006 was 38.8%.  This exceeds the statutory federal tax rate of 35.0% primarily due to expected deferred state tax benefits.  Purchase accounting adjustments resulted in an increase to net deferred tax liabilities of $152,892 as indicated in the table below (in thousands):

Component	Pretax Purchasing Accounting Adjustment	Tax Rate	Deferred Tax (Asset) Liability
Trademarks	$122,688	39.2% (1)	$48,094
Deferred rent and deferred rent credits	233,016	39.2%	91,342
Other intangibles	16,847	39.2%	6,604
Valuation allowance for state tax loss carryovers, net of federal benefit	8,214	N/A	8,214
Deferred rent and deferred rent credits—Canada	17,002	35.5% (2)	6,035

Preliminary estimate of deductible portion of certain capitalized transaction costs	(17,855)	39.2%	(7,000)
Other			(397)

			152,892

Subsequent purchase accounting adjustment identified during the quarterly period ending July 1, 2006			1,169

As adjusted through July 1, 2006			$154,061

(1)          Includes federal rate of 35.0% plus blended state rate of 4.2%, net of federal benefit.

(2)          Includes Canadian federal and provincial taxes.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

12. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, interest and penalties and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning December 31, 2006.  The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

13. Related Party Transactions

Management Services Agreement

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC (each of whom is an affiliate of the Company).  Under this management services agreement, the Sponsors agreed to provide to the Company certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2.0 million per year.  Under this management services agreement, Apollo Management V, L.P. also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account Apollo Management V, L.P.’s expertise and relationships within the business and financial community.  Under this management services agreement, the Company also agreed to provide customary indemnification.  In addition, the Company paid a transaction fee of $15.0 million in the aggregate (plus reimbursement of expenses) to the Sponsors for financial advisory services rendered in connection with the Merger.  This fee has been included as part of the purchase price.  These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger.

Stockholders’ Agreement

The only stockholders of the Company are Linens Investors, LLC, a limited liability company owned by the Sponsors, and two executives of the Company, Robert J. DiNicola, Chairman and Chief Executive Officer, and F. David Coder, Executive Vice President, Store Operations.  In connection therewith, Linens Investors, LLC has entered into a stockholders’ agreement with the Company, and each of the other stockholders have entered into joinder agreements to be bound by the stockholders’ agreement.  The stockholders’ agreement sets forth certain provisions relating to the management of the Company.  In addition, the stockholders’ agreement contains customary drag along rights, tag along rights, registration rights, restrictions on the transfer of the Company’s common stock and an indemnity of the Sponsors.

14. Supplemental Condensed Consolidating Financial Information

On February 14, 2006 Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Issuers”), issued $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 in a private offering.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company, and by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s new asset-based revolving credit facility except for its Canadian subsidiaries.  The Company’s Canadian subsidiaries (the “Non-Guarantors”) are not guarantors of the Notes.

The following tables present the supplemental condensed consolidating financial information for the Company (Parent), the Co-Issuers, the Guarantors (excluding the Company which is also a Guarantor but is separately presented) and the Non-Guarantors, together with eliminations, as of and for the periods indicated.  The Company has not presented separate financial statements and other disclosures concerning the Co-Issuers, Guarantors and Non-Guarantors because management has determined that such information is not meaningful to investors.  The accounting policies for Parent, Co-Issuers, Guarantors, and Non-Guarantors are the same as those described for the Company’s predecessor entity, Linens ’n Things, Inc. and Subsidiaries in its Annual Report on Form 10-K Equivalent under “Summary of Significant Accounting Policies.”  The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Co-Issuers, Guarantors and Non-Guarantors operated as independent entities.

The information as of July 1, 2006, and for the thirteen weeks ended July 1, 2006 and the period February 14 to July 1, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity.  The information as of December 31, 2005 and July 2, 2005, and for the thirteen weeks and twenty-six weeks ended July 2, 2005 and the period January 1 to February 13, 2006, presents the financial position and results of operations and cash flows, respectively, of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Successor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JULY 1, 2006
(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$184	$7,550	$5,760	$—	$13,494
Accounts receivable	—	590	36,786	2,319	—	39,695
Inventories	—	16,463	784,502	53,858	—	854,823
Prepaid expenses and other current assets	—	38,716	31,722	4,220	—	74,658
Current deferred taxes	—	(29)	5,442	186	—	5,599
Total current assets	—	55,924	866,002	66,343	—	988,269

Property and equipment, net	—	7,988	538,809	43,984	—	590,781
Identifiable intangible assets, net	—	803	155,134	1,950	—	157,887
Goodwill	—	7,599	253,204	16,512	—	277,315
Intercompany receivables	—	—	631,189	—	(631,189)	—
Intercompany notes receivable	—	1,098,043	—	24,364	(1,122,407)	—
Investment in subsidiaries	595,351	855,220	—	—	(1,450,571)	—
Deferred financing cost and other noncurrent assets, net	—	34,788	562	14	—	35,364

Total assets	$595,351	$2,060,365	$2,444,900	$153,167	$(3,204,167)	$2,049,616

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$10	$217,090	$18,705	$—	$235,805
Accrued expenses and other current liabilities	—	38,317	131,194	9,981	—	179,492
Current deferred taxes	—	—	—	—	—	—
Short-term borrowings	—	155,006	64	—	—	155,070
Total current liabilities	—	193,333	348,348	28,686	—	570,367

Intercompany payable	—	622,018	—	9,170	(631,188)	—
Intercompany notes payable	—	—	1,073,800	48,607	(1,122,407)	—
Senior secured notes and other long-term debt, net of current portion	—	650,000	2,044	—	—	652,044
Deferred income taxes and other long-term liabilities	—	(337)	223,815	8,376	—	231,854
Total liabilities	—	1,465,014	1,648,007	94,839	(1,753,595)	1,454,265

Total shareholders’ equity	595,351	595,351	796,893	58,328	(1,450,572)	595,351

Total liabilities and shareholders’ equity	$595,351	$2,060,365	$2,444,900	$153,167	$(3,204,167)	$2,049,616

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Predecessor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$136,569	$8,718	$12,871	$—	$158,158
Accounts receivable	361	39,757	3,443	—	43,561
Inventories	15,105	725,856	46,322	—	787,283
Prepaid expenses and other current assets	84	15,368	1,973	—	17,425
Current deferred taxes	—	1,789	244	—	2,033
Total current assets	152,119	791,488	64,853	—	1,008,460

Property and equipment, net	9,974	561,271	41,002	—	612,247
Identifiable intangible assets, net	331	861	109	—	1,301
Goodwill	—	18,126	—	—	18,126
Intercompany receivables	—	856,999	—	(856,999)	—
Intercompany notes receivable	1,096,991	—	23,306	(1,120,297)	—
Investment in subsidiaries	490,933	—	—	(490,933)	—
Deferred financing cost and other noncurrent assets, net	1	10,605	94	—	10,700

Total assets	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(16)	$249,399	$18,199	$—	$267,582
Accrued expenses and other current liabilities	43,824	144,840	10,360	—	199,024
Current deferred taxes	222	4,179	—	—	4,401
Total current liabilities	44,030	398,418	28,559	—	471,007

Intercompany payable	848,054	—	8,945	(856,999)	—
Intercompany notes payable	—	1,073,800	46,497	(1,120,297)	—
Senior secured notes and other long-term debt, net of current portion	—	2,076	—	—	2,076
Deferred income taxes and other long-term liabilities	8,402	300,637	18,849	—	327,888
Total liabilities	900,486	1,774,931	102,850	(1,977,296)	800,971

Total shareholders’ equity	849,863	464,419	26,514	(490,933)	849,863

Total liabilities and shareholders’ equity	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Predecessor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JULY 2, 2005
(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$173	$9,764	$12,256	$—	$22,193
Accounts receivable	466	31,573	2,211	—	34,250
Inventories	15,056	735,987	48,034	—	799,077
Prepaid expenses and other current assets	29	36,927	1,934	—	38,890
Current deferred taxes	—	862	758	—	1,620
Total current assets	15,724	815,113	65,193	—	896,030

Property and equipment, net	7,495	542,338	36,910	—	586,743
Identifiable intangible assets, net	375	903	113	—	1,391
Goodwill	—	18,126	—	—	18,126
Intercompany receivable	132,095	—	—	(132,095)	—
Intercompany notes receivable	200,832	—	21,876	(222,708)	—
Investment in subsidiaries	453,833	—	—	(453,833)	—
Deferred financing cost and other noncurrent assets, net	1	11,610	10	—	11,621

Total assets	$810,355	$1,388,090	$124,102	$(808,636)	$1,513,911

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(14)	$223,781	$21,075	$—	$244,842
Accrued expenses and other current liabilities	1,391	132,082	4,093	—	137,566
Current deferred taxes	—	—	—	—	—
Total current liabilities	1,377	355,863	25,168	—	382,408

Intercompany payable	—	112,431	19,664	(132,095)	—
Intercompany notes payable	—	179,064	43,644	(222,708)	—
Senior secured notes and other long-term debt, net of current portion	—	2,108	—	—	2,108
Deferred income taxes and other long-term liabilities	8,388	302,651	17,767	—	328,806
Total liabilities	9,765	952,117	106,243	(354,803)	713,322

Total shareholders’ equity	800,590	435,973	17,859	(453,833)	800,589

Total liabilities and shareholders’ equity	$810,355	$1,388,090	$124,102	$(808,636)	$1,513,911

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13-WEEK PERIOD ENDED JULY 1, 2006

(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$15,774	$552,785	$43,024	$—	$611,583

Cost of sales, including buying and distribution costs	—	9,499	340,901	22,865	—	373,265

Gross profit	—	6,275	211,884	20,159	—	238,318

Selling, general and administrative expenses	—	3,506	258,713	18,068	—	280,287

Operating profit (loss)	—	2,769	(46,829)	2,091	—	(41,969)

Interest income	—	(27,988)	—	(28)	27,983	(33)
Interest expense	—	22,341	27,119	368	(27,983)	21,845
Interest (income) expense, net	—	(5,647)	27,119	340	—	21,812

Income (loss) before income taxes	—	8,416	(73,948)	1,751	—	(63,781)

Provision (benefit) for income taxes	—	3,171	(27,862)	37	—	(24,654)

Net income (loss)	$—	$5,245	$(46,086)	$1,714	$—	$(39,127)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13-WEEK PERIOD ENDED JULY 2, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$16,478	$524,645	$32,194	$—	$573,317

Cost of sales, including buying and distribution costs	9,339	309,554	17,481	—	336,374

Gross profit	7,139	215,091	14,713	—	236,943

Selling, general and administrative expenses	4,301	227,611	13,790	—	245,702

Operating profit (loss)	2,838	(12,520)	923	—	(8,759)

Interest income	(305)	(106)	(32)	314	(129)
Interest expense	149	782	250	(314)	867
Interest (income) expense, net	(156)	676	218	—	738

Income (loss) before income taxes	2,994	(13,196)	705	—	(9,497)

Provision (benefit) for income taxes	1,128	(4,919)	226	—	(3,565)

Net income (loss)	$1,866	$(8,277)	$479	$—	$(5,932)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 14, 2006 TO JULY 1, 2006

(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$23,934	$833,441	$62,053	$—	$919,428

Cost of sales, including buying and distribution costs	—	14,199	516,114	32,020	—	562,333

Gross profit	—	9,735	317,327	30,033	—	357,095

Selling, general and administrative expenses	—	6,727	382,587	28,734	—	418,048

Operating profit (loss)	—	3,008	(65,260)	1,299	—	(60,953)

Interest income	—	(45,402)	(81)	(49)	45,413	(119)
Interest expense	—	32,355	44,267	623	(45,413)	31,832
Interest (income) expense, net	—	(13,047)	44,186	574	—	31,713

Income (loss) before income taxes	—	16,055	(109,446)	725	—	(92,666)

Provision (benefit) for income taxes	—	6,180	(41,844)	(303)	—	(35,967)

Net income (loss)	$—	$9,875	$(67,602)	$1,028	$—	$(56,699)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2006 TO FEBRUARY 13, 2006

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$7,684	$259,826	$17,461	$—	$284,971

Cost of sales, including buying and distribution costs	4,749	165,927	9,999	—	180,675

Gross profit	2,935	93,899	7,462	—	104,296

Selling, general and administrative expenses	2,119	163,511	8,508	—	174,138

Operating profit (loss)	816	(69,612)	(1,046)	—	(69,842)

Interest income	(2,374)	(139)	(14)	1,859	(668)
Interest expense	—	1,730	129	(1,859)	—
Interest (income) expense, net	(2,374)	1,591	115	—	(668)

Income (loss) before income taxes	3,190	(71,203)	(1,161)	—	(69,174)

Provision (benefit) for income taxes	976	(21,822)	(424)	—	(21,270)
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 26-WEEK PERIOD ENDED JULY 2, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$32,743	$1,050,873	$60,647	$—	$1,144,263

Cost of sales, including buying and distribution costs	18,698	619,178	33,051	—	670,927

Gross profit	14,045	431,695	27,596	—	473,336

Selling, general and administrative expenses	8,972	451,658	27,226	—	487,856

Operating profit (loss)	5,073	(19,963)	370	—	(14,520)

Interest income	(1,172)	(116)	(81)	745	(624)
Interest expense	154	1,952	724	(745)	2,085
Interest (income) expense, net	(1,018)	1,836	643	—	1,461

Income (loss) before income taxes	6,091	(21,799)	(273)	—	(15,981)

Provision (benefit) for income taxes	2,294	(8,181)	(88)	—	(5,975)

Net income (loss)	$3,797	$(13,618)	$(185)	$—	$(10,006)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Successor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 14, 2006 TO JULY 1, 2006
(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$9,875	$(67,602)	$1,028	$—	$(56,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	796	43,144	2,876	—	46,816
Deferred income taxes	—	(3,723)	(16,927)	(1,774)	—	(22,424)
Share-based compensation	—	2,328	—	—	—	2,328
Loss on disposal of assets	—	—	73	—	—	73
Changes in assets and liabilities net effect of acquisition:
Decrease in accounts receivable	—	59	5,553	619	—	6,231
Increase in inventories	—	(2,045)	(28,165)	(3,223)	—	(33,433)
Increase in prepaid expenses and other current assets	—	(38,383)	(3,757)	(3,270)	—	(45,410)
Decrease in identifiable intangible assets, net, goodwill, deferred financing cost and other noncurrent assets, net	—	1,651	456	479	—	2,586
Increase (decrease) in accounts payable	—	27	(40,773)	929	—	(39,817)
Increase (decrease) in accrued expenses and other liabilities	—	18,355	(34,484)	3,924	—	(12,205)
Net cash (used in) provided by operating activities	—	(11,060)	(142,482)	1,588	—	(151,954)
Cash flows from investing activities:
Acquisition of the Company, net of cash acquired	—	(1,220,466)	7,633	7,331	—	(1,205,502)
Investment in Linens ‘n Things, Inc	(650,149)	—	—-	—	650,149	—
Additions to property and equipment	—	(245)	(22,362)	(2,615)	—	(25,222)
Addition to investment in subsidiary	(1)	(116)	—	—	117	—
Net cash (used in) provided by investing activities	(650,150)	(1,220,827)	(14,729)	4,716	650,266	(1,230,724)
Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,150	—	—	—	—	650,150
Investment from Parent	—	650,150	—	116	(650,266)	—
Issuance of floating rate notes	—	650,000	—	—	—	650,000
Intercompany movements	—	(163,831)	164,697	(866)	—	—
Financing and direct acquisition costs	—	(59,254)	—	—	—	(59,254)
Increase in borrowings	—	155,006	64	—	—	155,070
Net cash provided by (used in) financing activities	650,150	1,232,071	164,761	(750)	(650,266)	1,395,966
Effect of exchange rate changes on cash and cash equivalents	—	—	—	206	—	206
Net increase in cash and cash equivalents	—	184	7,550	5,760	—	13,494
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$184	$7,550	$5,760	$—	$13,494

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2006 TO FEBRUARY 13, 2006

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	11,662	777	—	12,642
Deferred income taxes	(730)	(6,029)	113	—	(6,646)
Share-based compensation	12,484	—	—	—	12,484
Changes in assets and liabilities net effect of acquisition:
(Increase) decrease in accounts receivable	(288)	(2,582)	630	—	(2,240)
Decrease (increase) in inventories	687	(30,481)	(2,092)	—	(31,886)
(Increase) decrease in prepaid expenses and other current assets	(250)	(12,595)	692	—	(12,153)
Decrease in identifiable intangible assets, net, goodwill, deferred financing cost and other noncurrent assets, net	11	9,558	54	—	9,623
(Decrease) increase in accounts payable	(1)	8,465	(1,220)	—	7,244
(Decrease) increase in accrued expenses and other liabilities	(27,640)	25,490	(4,160)	—	(6,310)
Net cash used in operating activities	(13,310)	(45,893)	(5,943)	—	(65,146)

Cash flows from investing activities:
Additions to property and equipment	(30)	(5,430)	(2,316)	—	(7,776)
Net cash used in investing activities	(30)	(5,430)	(2,316)	—	(7,776)
Cash flows from financing activities:
Federal tax benefit from issuance of common stock under stock incentive plans	4,298	—	—	—	4,298
Intercompany cash movements	(52,158)	49,564	2,594	—	—
Increase in treasury stock	—	674	—	—	674
Net cash (used in) provided by financing activities	(47,860)	50,238	2,594	—	4,972
Effect of exchange rate changes on cash and cash equivalents	—	—	125	—	125
Net decrease in cash and cash equivalents	(61,200)	(1,085)	(5,540)	—	(67,825)
Cash and cash equivalents at beginning of period	136,569	8,718	12,871	—	158,158
Cash and cash equivalents at end of period	$75,369	$7,633	$7,331	$—	$90,333

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 26-WEEK PERIOD ENDED JULY 2, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,797	$(13,618)	$(185)	$—	$(10,006)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	608	40,783	2,284	—	43,675
Deferred income taxes	1,790	(5,072)	177	—	(3,105)
Share-based compensation	489	—	—	—	489
Loss on disposal of assets	—	339	—	—	339
Changes in assets and liabilities net of acquisition:
Decrease (increase) in accounts receivable	291	(8,084)	(740)	—	(8,533)
Increase in inventories	(556)	(78,982)	(5,722)	—	(85,260)
Decrease (increase) in prepaid expenses and other current assets	56	(83)	(19)	—	(46)
Decrease (increase) in identifiable intangible assets, net, goodwill, deferred financing cost and other noncurrent assets, net	48	(2,107)	(93)	—	(2,152)
(Decrease) increase in accounts payable	(1)	(8,056)	7,712	—	(345)
Decrease in accrued expenses and other liabilities	(30,637)	(33,077)	(1,592)	—	(65,306)
Net cash (used in) provided by operating activities	(24,115)	(107,957)	1,822	—	(130,250)

Cash flows from investing activities:
Additions to property and equipment	(173)	(46,444)	(6,224)	—	(52,841)
Addition to investment in subsidiary	(126)	—	—	126	—
Net cash (used in) provided by investing activities	(299)	(46,444)	(6,224)	126	(52,841)
Cash flows from financing activities:
Issuance of common stock under stock incentive plans	1,769	—	126	(126)	1,769
Intercompany movements	(152,231)	151,072	1,159	—	—
Federal tax benefit from common stock issued under stock incentive plans	144	—	—	—	144
Decrease in treasury stock	(68)	(29)	—	—	(97)
Net cash (used in) provided by financing activities	(150,386)	151,043	1,285	(126)	1,816
Effect of exchange rate changes on cash and cash equivalents	—	—	(541)	—	(541)
Net decrease in cash and cash equivalents	(174,800)	(3,358)	(3,658)	—	(181,186)
Cash and cash equivalents at beginning of period	174,973	13,122	15,914	—	204,009
Cash and cash equivalents at end of period	$173	$9,764	$12,256	$—	$22,193

Item   2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this document.

General

The Company is a holding company.  It does not hold any assets other than its investment in Linens ‘n Things, Inc., which the Company acquired in February 2006.  See Note 1 to the Condensed Consolidated Financial Statements for further details concerning the acquisition of Linens ‘n Things, Inc.  Linens ‘n Things, Inc., together with its subsidiaries, is the operating subsidiary of the Company.

The Company, under the name “Linens ‘n Things,” is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods.  As of July 1, 2006, the Company operated 555 stores in 47 states and in six provinces across Canada.

Critical Accounting Policies

The following includes discussion and analysis about the Condensed Consolidated Financial Statements of Linens Holding Co. and its subsidiaries and predecessor.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 14 to the Condensed Consolidated Financial Statements) because management has determined that the differences in such financial statements are minor.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods.  We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements.  The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time.  These critical accounting estimates are discussed in detail in the Company’s predecessor entity Annual Report on Form 10-K Equivalent for Linens ‘n Things, Inc. and Subsidiaries.

Business Combination

On February 14, 2006, the Company acquired all of the outstanding common stock of the Company’s predecessor entity, Linens ‘n Things, Inc., for total cash consideration of approximately $1.3 billion.  The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the acquisition was completed.  As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

Valuation of Inventory

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 41.7% of total assets at July 1, 2006.  Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”).  Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that is used in the retail industry due to its practicality.  Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost.  The methodologies utilized by the Company in its application of RIM are consistent for all periods presented.  Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.  At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its financial statements as of July 1, 2006, December 31, 2005 and July 2, 2005, the Company’s sales returns reserve was approximately $5.6 million, $7.1 million and $5.6 million, respectively.

Impairment of Long-Lived Assets (including Goodwill)

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying value of the asset exceeds the fair value of the asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are tested annually for impairment.  These assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  As of July 1, 2006, December 31, 2005 and July 2, 2005, the Company’s net value for property and equipment was approximately $590.8 million, $612.2 million and $586.7 million, respectively, goodwill was approximately $277.3 million, $18.1 million and $18.1 million, respectively, and identifiable intangible assets, net was $157.9 million, $1.3 million and $1.4 million, respectively.  The increase in goodwill and identifiable intangible assets, net was due to the acquisition.  There was no impairment loss recognized for any of the periods reported.

Store Closure Costs

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of July 1, 2006, December 31, 2005 and July 2, 2005, the Company had $3.4 million, $5.4 million and $6.2 million, respectively, remaining related to this reserve.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores.  The activity in the twenty-six-week period ended July 1, 2006 includes the reversal of estimated lease commitment costs of approximately $333,000 which were not needed, offset by an increase to lease commitment costs of approximately $247,000 due to changes in estimates based on current negotiations.  Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

Self-Insurance

The Company purchases third party insurance for worker’s compensation, medical and general liability costs that exceed certain limits for each type of insurance program.  The Company is responsible for the payment of claims under these insured excess limits.  The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries.  The ultimate cost of these claims may be greater than or less than the established accrual.  The accrued obligation for these self-insurance programs was approximately $14.7 million as of July 1, 2006, $15.3 million as of December 31, 2005 and $11.5 million as of July 2, 2005.

Stock-based Compensation

SFAS No. 123 (Revised 2004) requires the recognition of compensation expense in the Condensed Consolidated Statements of Operations related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the amount of share-based awards expected to be forfeited prior to vesting.  Prior to adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans.  All employee stock options were granted at or above the grant date market price.  Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

Litigation

The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

Impact of the Merger and Transactions

On February 14, 2006, the Company acquired all of the outstanding common stock of Linens ‘n Things, Inc. for total cash consideration of approximately $1.3 billion.

The acquisition of Linens ‘n Things, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the Transactions were completed.  As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

Cost of Acquisition
Cash Paid	$1,295,834
Transaction costs	22,824
		$1,318,658
Net Assets Acquired:
Historical net assets	820,408
Add: deferred rent reversed	252,236
Less: New basis of accounting for previous ownership percentage	(1,112)
Less: historical goodwill	(18,126)
Write-off Southern Linens	(252)
Net assets acquired		1,053,154
Excess of costs of acquisition over net assets acquired		$265,504

Allocated to:
Property and equipment		(57)
Definite lived intangibles		38,330
Indefinite lived intangibles		122,688
Unfavorable lease liability		(20,000)
Goodwill		277,435
Deferred Income taxes		(152,892)
		$265,504

Intangible assets identified in the preliminary purchase price allocation above included the following:

Definite-lived intangible assets (liabilities)
Credit card customer relationships and customer list (estimated life 3 to 5 years)	$10,542
Favorable leases (average life 5 years)	27,788
Unfavorable leases (average life 8 years)	(20,000)
Indefinite-lived intangible assets
Trademark and trade names	$122,688

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650.0 million aggregate principal amount on the Senior Secured Floating Rate Notes due 2014 issued by two of the Company’s subsidiaries (the “Notes”), which will increase the Company’s interest expense.  The Company’s depreciation and amortization expense will increase significantly, primarily due to increases in the fair values of its tangible assets and amortizable intangible assets as a direct result of these adjustments.

The following discussion and analysis of the Company’s historical financial condition and results of operation covers periods prior to and after the consummation of the Transactions.  Significant additional liquidity requirements, resulting primarily from increased interest expense, and other factors related to the Transactions, such as increased depreciation and amortization as a result of the application of purchase accounting, has significantly affected our financial condition, results of operations and liquidity going forward.

Results of Operations

Impact of Adoption of SFAS 123 (Revised 2004)

On January 1, 2006, the Company adopted SFAS 123 (Revised 2004) requiring the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of its employee share-based options.  SFAS No. 123 (Revised 2004) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recognizes the cost of all time-based employee stock options on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.  Prior to adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  All employee stock options were granted at or above the grant date market price.  Accordingly, for the thirteen and twenty-six weeks ended July 2, 2005, the Company did not recognize compensation expense for stock option grants and amortized restricted stock unit grants at fair market value at the date of grant over specified vesting periods.  For the period January 1 to February 13, 2006, the Company recognized approximately $9.3 million and $3.2 million of total unrecognized compensation cost as of December 31, 2005 related to stock option grants and restricted stock unit awards, respectively, under the Company’s stock option plans.  The consummation of the Merger accelerated the recognition of compensation cost, and, accordingly, all of this cost was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations in the period from January 1, 2006 to February 13, 2006 (predecessor entity).  In connection with the Merger, the Company adopted the Linens Holding Co. Stock Option Plan.  The compensation cost that has been charged against income for stock option grants from the Company to eligible employees of the Company and its subsidiaries was $1.6 million for the thirteen weeks ended July 1, 2006 and $2.3 million for the period February 14, 2006 to July 1, 2006 (successor entity) and is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

As a result of the Transactions, the current year’s financial results for the thirteen and twenty-six weeks ended July 1, 2006 have been separately presented in the Condensed Consolidated Statements of Operations split between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006, the date of the consummation of the Transactions, and the “Successor Entity” covering the period February 14, 2006 through July 1, 2006.  The results for the comparable period in the prior year are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through July 1, 2006 in its discussion below.  This combination is not GAAP presentation.  However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

Thirteen Weeks Ended July 1, 2006 Compared with Thirteen Weeks Ended July 2, 2005

Net sales for the thirteen weeks ended July 1, 2006 increased approximately 6.7% to $611.6 million compared to $573.3 million for the same period last year.  The increase in net sales is due to the opening of new stores and a slight increase in comparable store sales.  Comparable store sales increased 0.2% for the thirteen weeks ended July 1, 2006 compared to a decline of 6.8% for the same period last year.  The improvement in comparable store sales is due to higher guest traffic, which was positively impacted by the shift of the Easter Holiday season to the second quarter of this year, offset by a decrease in average transaction value due to markdowns associated with the Company’s efforts to clear nonproductive and aged inventory.  At July 1, 2006, the Company operated 555 stores, including 30 stores in Canada, as compared with 516 stores, including 29 stores in Canada, at July 2, 2005.  Store square footage increased approximately 6.5% to 18.5 million at July 1, 2006 compared with 17.3 million at July 2, 2005.  During the thirteen weeks ended July 1, 2006, the Company opened six stores and closed no stores as compared with opening 17 stores and closing no stores during the same period last year.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales.  Buying expenses include all direct and indirect costs to procure merchandise.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.  Gross profit for the thirteen weeks ended July 1, 2006 was $238.3 million, or 39.0% of net sales, compared with $236.9 million, or 41.3% of net sales, for the same period last year.  During the second quarter, the decrease in gross margin as a percentage of net sales resulted from a decrease in markup due to sales mix and an increase in markdowns which were offset by improved sales and vendor allowances.  These markdowns were associated with the Company’s efforts to sell nonproductive and aged inventory in order to transition to newer assortments and position the Company for the Back-to-School and Holiday season.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses.  SG&A for the thirteen weeks ended July 1, 2006 was $280.3 million, or 45.9% of net sales, compared with $245.7 million, or 42.8% of net sales, for the same period last year.  The increase in SG&A as a percent of net sales is primarily due to an increase in selling and occupancy costs as a result of new store additions and costs associated with the purchase of the Company.  Fixed costs, such as occupancy, increased as a percentage of net sales as a result of faster growth than the Company’s net sales.  In response to its sales performance, the Company reduced certain variable corporate overhead expenses, but maintained overall store payroll as a percentage of net sales to support sales.  Marketing as a percentage of net sales was 3.7% for the thirteen weeks ended July 1, 2006 versus 3.9% for the thirteen weeks ended July 2, 2005.  Marketing expenditures were redirected to the second half of the year in order to focus on capturing more of the Back-to-School and Holiday season.

Operating loss for the thirteen weeks ended July 1, 2006 was approximately $42.0 million, or (6.9%) of net sales, compared with an operating loss of $8.8 million, or (1.5%) of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended July 1, 2006 increased to approximately $21.8 million from $0.7 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, lower average investment balances and higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates also contributed to the overall increase in net interest expense.

The Company’s income tax benefit was approximately $24.7 million for the thirteen weeks ended July 1, 2006 compared with an income tax benefit of $3.6 million for the same period last year.  This increase in tax benefit is due to additional pretax losses caused in part by additional merger-related interest.  The Company presently expects that it will realize the federal tax benefit for losses incurred in the thirteen week period ending July 1, 2006 against taxable income currently projected to be generated in the fourth quarter of 2006.  The Company’s effective tax rate for the thirteen weeks ended July 1, 2006 increased to 38.7% compared to 37.5% for the same period last year.

As a result of the factors described above, net loss for the thirteen weeks ended July 1, 2006 was approximately $39.1 million compared with a net loss of $5.9 million for the same period last year.

Twenty-Six Weeks Ended July 1, 2006 Compared with Twenty-Six Weeks Ended July 2, 2005

The following table sets forth the comparative condensed consolidated statements of operations for the twenty-six weeks ended July 1, 2006 and July 2, 2005 on a combined basis, including the increase or decrease between the periods presented (in thousands):

	Twenty-Six Weeks Ended July 1, 2006
	February 14 to July 1, 2006 (Successor Entity)	January 1 to February 13, 2006 (Predecessor Entity)	Combined	Twenty-Six Weeks Ended July 2, 2005	Increase (Decrease)

Net sales	$919,428	$284,971	$1,204,399	$1,144,263	$60,136

Cost of sales, including buying and distribution costs	562,333	180,675	743,008	670,927	72,081

Gross profit (loss)	357,095	104,296	461,391	473,336	(11,945)

Selling, general and administrative expenses	418,048	174,138	592,186	487,856	104,330

Operating loss	(60,953)	(69,842)	(130,795)	(14,520)	(116,275)

Interest income	(119)	(668)	(787)	(624)	(163)
Interest expense	31,832	—	31,832	2,085	29,747
Net interest expense (income)	31,713	(668)	31,045	1,461	29,584

Loss before benefit for income taxes	(92,666)	(69,174)	(161,840)	(15,981)	(145,859)

Benefit for income taxes	(35,967)	(21,270)	(57,237)	(5,975)	(51,262)

Net loss	$(56,699)	$(47,904)	$(104,603)	$(10,006)	$(94,597)

Net sales for the twenty-six weeks ended July 1, 2006 increased approximately 5.3% to $1,204.4 million compared to $1,144.3 million for the same period last year.  The increase in sales is due to new store openings and an increase in guest traffic offset by a decline in average transaction value.  During the twenty-six weeks ended July 1, 2006, the Company opened 13 stores and closed no stores as compared with opening 25 stores and closing one store during the same period last year.

Comparable store sales decreased 1.8% for the twenty-six weeks ended July 1, 2006 compared to a decline of 6.1% for the same period last year.  The continued decrease in comparable store sales is due to a decline in average transaction value due to markdowns associated with the Company’s efforts to clear nonproductive and aged inventory offset by an increase in guest traffic.

Gross profit for the twenty-six weeks ended July 1, 2006 was $461.4 million, or 38.3% of net sales, compared with $473.3 million, or 41.4% of net sales, for the same period last year.  The decrease in gross profit as a percentage of net sales was primarily caused by increased markdowns offset by improvements in markup.  The markdowns were associated with the Company’s efforts to sell nonproductive and aged inventory in order to transition to newer assortments and position the Company for the Back-to-School and Holiday season.  Improvements in markup were due to improved inventory acquisition costs and increased vendor allowances.

SG&A for the twenty-six weeks ended July 1, 2006 was $592.2 million, or 49.2% of net sales, compared with $487.8 million, or 42.7% of net sales, for the same period last year.  The increase in SG&A is primarily due to higher store selling expenses and occupancy costs as a result of new store additions and costs incurred due to the purchase of the Company.  In addition, due to the Company’s sales performance, particularly in the first quarter, fixed costs such as occupancy and corporate office expenses as a percentage of net sales are greater.

Operating loss for the twenty-six weeks ended July 1, 2006 was approximately $130.8 million or (10.9%) of net sales, compared with an operating loss of $14.5 million or (1.3%) of net sales, for the same period last year.

Net interest expense for the twenty-six weeks ended July 1, 2006 increased to approximately $31.0 million from $1.5 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, lower average investment balances and higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates also contributed to the overall increase in net interest expense.

The Company’s income tax benefit was approximately $57.2 million for the twenty-six weeks ended July 1, 2006, compared with an income tax benefit of $6.0 million for the same period last year.  This increase in tax benefit is due to additional pretax losses caused in part by additional merger-related interest.  The Company presently expects that it will realize the federal tax benefit for losses incurred in the twenty-six week period ending July 1, 2006 against taxable income currently projected to be generated in the fourth quarter of 2006.  Due to an increase in nondeductible expenses related to the merger, the Company’s effective tax rate for the twenty-six weeks ended July 1, 2006 declined to 35.4% compared to 37.4% for the same period last year.

As a result of the factors described above, net loss for the twenty-six weeks ended July 1, 2006 was approximately $104.6 million compared with a net loss of $10.0 million for the same period last year.

Liquidity and Capital Resources

In connection with the Transactions, the Company had significant cash outlays during the thirteen-week and twenty-six-week periods ended July 1, 2006 and became highly leveraged upon the issuance of $650 million aggregate principal amount of the Notes.  As of December 31, 2005, the Company had no indebtedness outstanding except for a $2.1 million mortgage note obligation.  Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to the last fiscal year as a result of the Notes.

The Notes consist of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (the “Issuers”).  The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of July 1, 2006, the interest rate on the Notes was 10.7%.  On July 7, 2006 the Issuers entered into a Zero Cost Interest Rate Collar Hedge to mitigate the interest risk associated with the LIBOR component of the interest rate on the Notes.  The hedge is based on the average LIBOR rate with an upper strike rate at 6.51% and a lower strike rate at 4.45%, payable and reset on the quarterly dates stipulated in the Notes with a termination date of January 15, 2008.  Simultaneously, the Issuers purchased a one-year Forward-Starting Cap, with the first reset date to begin on January 11, 2008, based on the average LIBOR rate with a strike rate of 6.51%, payable quarterly on the dates stipulated in the Notes.  The Issuers paid a premium of $700,000 to purchase the Forward-Starting Cap.

All obligations under the Notes are unconditionally guaranteed by the Company and certain of its existing and future domestic subsidiaries other than the Issuers.  All obligations under the Notes, and the guarantees of those obligations, are secured, by first-priority liens, subject to permitted liens, on all of the Company’s, the Issuers’ and the subsidiary guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain of the subsidiaries.  The Notes are also secured by second-priority liens on the Issuers’ and the subsidiary guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.

The lien on capital stock may be released under certain circumstances.  As a result of the filing of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130.0 million of the Notes, separate financial statements of the Issuer or guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

Concurrent with the closing of the Merger in February 2006, the Issuers also entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third-party institutional lenders which expires February 14, 2011.  The Credit Facility provides senior secured financing of up to $600 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250 million senior revolving credit facility amended November 2004, which allowed for up to $50 million in borrowings from additional lines of credit outside the agreement, including CAD $40 million covering the Company’s Canadian operations.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain customary affirmative covenants and events of default.  During the period February 14 to July 1, 2006 the Company always maintained excess availability under the Credit Facility above $75 million and, accordingly, is not subject to compliance with certain financial ratio maintenance covenants as of July 1, 2006.  As of July 1, 2006, the Issuers had $155.1 million in borrowings under the Credit Facility at an average interest rate of 6.7%.  Such borrowings have been classified as short-term as of July 1, 2006 as the Company expects to have the ability and intent to pay these borrowings from existing current assets by the end of the fiscal year.  In accordance with the seasonal nature of the Company’s business, the Issuers may from time to time borrow under its Credit Facility, including during the third and fourth quarters.  These borrowings are not currently expected to peak in excess of approximately $286 million for the third quarter, and are intended to be used for working capital, debt service requirements and similar general corporate needs.  The Company also had $135.4 million of letters of credit outstanding as of July 1, 2006 issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases.  The Company is not obligated under any formal or informal compensating balance requirements.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s, the Issuers’ and the subsidiary guarantors’ assets, including: (1) a first-priority security interest in inventory, accounts receivable, cash, securities and other general intangibles; and (2) a second-priority security interest in equipment, intellectual property rights and related general intangibles and all of the capital stock of the Issuers and the capital stock of certain subsidiaries.

The Company funds its operations through a combination of internally generated cash from operations and from borrowings under the Credit Facility.  The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements.  The Company anticipates that cash generated from operations together with amounts available under the Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due.  However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond the Company’s control.

As a result of the Transactions, the cash flow results for the twenty-six-week period ended July 1, 2006 have been separately presented in the Condensed Consolidated Statements of Cash Flows split between the “Predecessor Entity”, covering the period January 1 to February 13, 2006 and the “Successor Entity” covering the period February 14 to July 1, 2006.  The comparable period results for the prior year are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through July 1, 2006 in its discussion below.  This combination is not a GAAP presentation.  However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash used in operating activities for the periods February 14 to July 1, 2006 and January 1 to February 13, 2006 was $152.0 million and $65.1 million, respectively.  Net cash used in operating activities for the combined twenty-six weeks ended July 1, 2006 was $217.1 million compared with $130.2 million used in operating activities for the same period last year.  The increase in net cash used in operating activities is due to the timing of vendor payments, an increase to prepaid rent due to timing of payments and additional costs incurred by the Company resulting from the consummation of the Transactions.

Net cash used in investing activities for the periods February 14 to July 1, 2006 and January 1 to February 13, 2006 was $1,230.7 million and $7.8 million, respectively.  Net cash used in investing activities for the combined twenty-six weeks ended July 1, 2006 was $1,238.5 million compared with $52.8 million used in investing activities for the same period last year.  Excluding acquisition cost in connection with the Transaction, net cash used in investing activities was $33.0 million, a decrease from the prior year due to fewer new store openings.  The Company currently estimates capital expenditures will be approximately $80 million to $85 million in fiscal 2006, primarily to open approximately 25 to 30 new stores, to maintain existing stores, and for system enhancements.

Net cash provided by financing activities for the periods February 14 to July 1, 2006 and January 1 to February 13, 2006 was $1,395.9 million and $5.0 million, respectively.  Net cash provided by financing activities for the combined twenty-six weeks ended July 1, 2006 was $1,400.9 million compared with $1.8 million provided by financing activities for the same period last year.  The increase is due to the issuance of the Notes, the issuance of Company stock primarily to the Sponsors in connection with the Transactions and an increase in borrowings under the Credit Facility to fund working capital needs.

Management regularly reviews and evaluates its liquidity and capital needs.  The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year.  As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the Credit Facility from those currently existing and/or other debt or equity funding.  Management currently believes that the Company’s cash flows from operations, its availability under the Credit Facility, its access to increases to the Credit Facility or additional capacity from new credit facilities will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due.  The Company cannot, however, give any assurances that it will be able to obtain access to increase to the Credit Facility or additional capacity from new credit facilities in the future.

Off-Balance Sheet Arrangements

The Company does not have any transactions or relationships that could be considered material off-balance sheet arrangements.

Inflation

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years.  There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

Seasonality

The Company’s business is subject to substantial seasonal variations.  Historically, the Company has realized a significant portion of its net sales and net income for the year during the third and fourth quarters.  The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings.  The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future.  Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company continuously evaluates the market risk associated with its financial instruments.  Market risks relating to the Company’s operations result primarily from changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Since fiscal year end 2005, market risk exposure has significantly increased due to the issuance of the Notes in connection with the Merger and Transactions.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Credit Facility and the Notes.  The Credit Facility and the Notes carry floating rate interest and, therefore, the Company’s results of operations for fiscal 2006 will be exposed to changes in interest rates.  As of July 1, 2006, the Company had $155.1 million in borrowings under the Credit Facility at an average interest rate of 6.7% and $650.0 million aggregate principal amount in Notes at an interest rate of 10.7% (see Notes 4 and 10 to the Condensed Consolidated Financial Statements).  As of July 1, 2006 a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $8.1 million.

On July 7, 2006 the Issuers entered into a Zero Cost Interest Rate Collar Hedge to mitigate the interest risk associated with the LIBOR component of the interest rate on the Notes.  The hedge is based on the average LIBOR rate with an upper strike rate at 6.51% and a lower strike rate at 4.45%, payable and reset on the quarterly dates stipulated in the Notes with a termination date of January 15, 2008.  Simultaneously, the Issuers purchased a one-year Forward-Starting Cap, with the first reset date to begin on January 11, 2008, based on the average LIBOR rate with a strike rate of 6.51%, payable quarterly on the dates stipulated in the Notes.  The Issuers paid a premium of $700,000 to purchase the Forward-Starting Cap.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 30 stores in Canada as of July 1, 2006.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of July 1, 2006 and for the twenty-six-week period then ended the Company did not hedge against foreign currency risks.

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2006.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Our management determined that as of the end of fiscal 2005, we did not have adequate review controls to ensure the propriety of the accounting for the classification of capital expenditures related to store self-development transactions.  Our accounting treatment for capital expenditures related to store self-development transactions, initially recorded on the balance sheet as other current assets and on the cash flow statement as a change in other current assets, was subsequently determined to be incorrect according to generally accepted accounting principles, which principles provide that capital expenditures related to store self-development transactions should be recorded on the balance sheet as property and equipment and on the cash flow statement as additions to property and equipment.  Our management corrected the accounting related to store self-development transactions prior to the issuance of the financial statements for the fiscal year ended December 31, 2005.  There was no change in the overall cash flow generated by us and the incorrect accounting had no impact on our income statement.  The control deficiency that resulted in the incorrect accounting for the classification of capital expenditures related to store self-development transactions represented a material weakness in our internal control over financial reporting as of December 31, 2005.  Our management has implemented review controls to ensure the propriety of our accounting for these transactions.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (‘‘PCAOB’’) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have been no significant changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Company is subject to litigation in the normal course of business, but it does not believe that the resolution of any pending proceedings will have a material impact on the Company’s financial position or results of operations.

Item 1A.         Risk Factors

The following risks comprise all the material risks of which the Company is aware of; however, these risks and uncertainties may not be the only ones the Company faces.  Additional risks and uncertainties not presently known to the Company or that it currently believes are immaterial may also adversely affect the Company’s business or financial performance.  The following risks could materially harm the Company’s business, financial condition, future results and cash flow.

Risks Related to The Company’s Business

The Company’s profitability would be adversely affected if its merchandise selections do not match guest preferences.

The retail industry is subject to changing merchandise trends and consumer preferences.  The Company’s success depends in large part on its ability to identify merchandise trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner.  The Company cannot give assurance that its merchandise selections will accurately reflect the preferences of its guests at any given time.  In addition, any decline in the popularity or quality of any of the Company’s key brands could adversely affect its business.  Furthermore, the products the Company sells often require long lead times to order and must appeal to consumers whose preferences cannot be predicted with certainty and often change rapidly.  Consequently, the Company must stay abreast of changing lifestyle and consumer trends and anticipate trends and fashions that will appeal to its guests.  If the Company miscalculates the market for its merchandise or the purchasing preferences of its guests, the Company’s business and financial results could be adversely affected.

The Company does not have long-term contracts with any of its vendors and if it is unable to purchase suitable merchandise in sufficient quantities at competitive prices, the Company may be unable to offer a merchandise mix that is attractive to its guests and its sales may be harmed.

Third-party vendors manufacture virtually all of the products that the Company offers.  In fiscal 2005, the Company purchased its merchandise from approximately 1,200 vendors.  Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise and competition among retailers to obtain and sell these goods is intense.  In addition, nearly all of the brands of the Company’s top vendors are sold by competing retailers, and some of its top vendors also have their own dedicated retail stores.  Moreover, the Company typically buys products from its vendors on a purchase order basis.  The Company has no long-term purchase contracts with any of its vendors and, therefore, has no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to it or discontinue selling to it at any time.  In fiscal 2005, products supplied by the Company’s 25 largest vendors represented approximately 40% of its purchases, with its top three vendors supplying approximately 14% and its largest single vendor supplying approximately 8% of the Company’s purchases for that year.

If the Company’s relationships with its vendors were disrupted, it might not be able to acquire the merchandise it requires in sufficient quantities or on terms acceptable to it.  Any inability to acquire suitable merchandise would have a negative effect on the Company’s business and operating results because it would be missing products from its merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost guest sales.

Delays in receipt of merchandise in connection with either the manufacturing or shipment of such merchandise could affect the Company’s performance.

Virtually all of the Company’s merchandise is delivered to it by its vendors as finished goods and is manufactured in numerous locations.  The Company’s vendors rely on third party carriers to deliver merchandise to its distribution facilities.  In addition, the Company’s success depends on its ability to efficiently source and distribute merchandise to its retail stores and online guests.  Events such as labor disputes, natural disasters, availability of raw materials, vendor financial liquidity, inclement weather, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to the Company and could adversely affect its results of operations.  Upon the loss of one or more of the Company’s vendors, it may not be able to develop relationships with new vendors, and products from alternative sources, if available, may be more expensive or of a different or inferior quality from the ones it currently sells.

In addition, a significant portion of the Company’s merchandise is currently sourced by it or by its domestic suppliers from foreign vendors.  As a result, events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties upon imports could cause significant delays or interruptions in the supply of the Company’s merchandise or increase its costs, either of which could have a material adverse effect on its business. Examples of such events include:

•                       political unrest, terrorist activities, war or other hostilities;

•                       strikes and labor problems;

•                       economic upheaval;

•                       import duties and quotas; and

•                       loss or change in “Most Favored Nation” status of the United States with a particular foreign country.

An increase in the cost to manufacture, or a disruption in shipments to the Company, of foreign-sourced products could decrease its sales and profitability.

The Company’s future growth and profitability could be adversely affected if its advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

The Company relies heavily on print advertising, especially direct mail, to promote new store openings, to increase consumer awareness of its product offerings and pricing and to drive store traffic.  In addition, the Company relies and will increasingly rely on other forms of media advertising.  The Company’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its advertising and marketing programs.  In order for the Company’s advertising and marketing programs to be successful, it must:

•                       effectively manage advertising and marketing costs in order to maintain acceptable operating margins and return on the Company’s marketing investment; and

•                       convert customer awareness into actual store visits and product purchases.

The Company’s planned advertising and marketing expenditures may not result in increased total or comparable store sales or generate sufficient levels of product awareness.  The Company may not be able to manage its advertising and marketing expenditures on a cost-effective basis.

There are a limited number of companies capable of distributing the Company’s direct mail advertising at the volume levels it requires.  If any of these companies cease operations, or if their expenses (e.g., postage, printing and paper costs) increase substantially, then it is likely that the Company’s advertising expenses will increase, which will have a negative effect on its business and operating results.

Weak economic conditions may significantly impact discretionary consumer spending and reduce the Company’s sales and profitability.

Most of the products the Company sells are not consumer necessities.  Purchases of the Company’s merchandise are largely dependent upon discretionary spending by its guests.  A number of external economic factors could affect purchases by the Company’s guests of the type of merchandise it offers, including:

•                       disposable income or consumer confidence in future economic conditions;

•                       general economic and business conditions; and

•                       increased interest rates or consumer debt levels.

Decreases in consumer confidence and consumer spending could adversely impact the Company’s sales and results of operations.  Reduced consumer spending may also require increased markdowns and increased promotional expenses, which would adversely impact the Company’s results of operations.

Competitive factors could reduce the Company’s sales and profitability.

The U.S. retail home furnishings market is highly fragmented and intensely competitive.  The Company competes with many different types of retailers, including among others department stores, mass merchandisers and discounters, specialty retail stores, home improvement centers, warehouse clubs and other retailers.  Some of the Company’s competitors sell many of the same products and brands that it sells. The competitive challenges facing the Company include:

•                       anticipating and quickly responding to changing consumer demands;

•                       increasing customer awareness and traffic to the Company’s stores;

•                       variety and fashion of the products the Company offers;

•                       maintaining favorable brand recognition and achieving customer perception of value;

•                       effectively marketing and competitively pricing the Company’s products to its target guests; and

•                       competing with entities that have substantially greater financial and other resources than the Company does.

Competition by existing or future competitors, including aggressive price competition, could result in the need to reduce the Company’s prices or increase its spending and could result in a decrease in its sales and profitability and require a change in its operating strategies.

Attrition among the Company’s buyers or key sales associates could adversely affect its financial performance and its growth.

The Company’s success is largely dependent on the efforts and abilities of its buyers and key sales associates. The Company’s ability to meet its labor needs generally is subject to numerous factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, the wages and benefits it pays, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.  If the Company was to lose buyers or key sales associates and not promptly fill their positions with comparably qualified individuals, its ability to benefit from long-standing relationships with key vendors or to provide relationship-based guest service may suffer.  The Company cannot give assurance that it will not suffer significant attrition among its current buyers or key sales associates.  The loss of these individuals could adversely affect the Company’s business.

The Company may not be successful in opening and operating new stores profitably or making its recently opened stores profitable.

Although at a decreased rate as compared to prior years, the Company plans to open a number of new stores as part of its growth strategy.  There are many risks inherent in the Company’s store expansion strategy, and it cannot give assurance that it will be able to achieve its expansion goals.  The Company’s ability to grow its store base and operate its new and recently opened stores profitably will be affected by many factors, including:

•                       risks inherent in constructing, furnishing and supplying a store in a timely and cost effective manner, including obtaining necessary permits and zoning approvals;

•                       integrating the new store into the Company’s distribution network;

•                       the Company’s ability to maintain financing on commercially reasonable terms;

•                       the Company’s ability to identify and secure favorable sites for its new stores in well-trafficked areas and to negotiate satisfactory rent and other lease terms;

•                       the competition for favorable store sites;

•                       the presence of other complementary retail outlets at the locations where the Company opens its new stores;

•                       the proximity of the Company’s competitors’ stores;

•                       the impact on sales at the Company’s existing stores if it locates new stores in the same market;

•                       the Company’s ability to invest in and expand its distribution, information technology, management and logistics infrastructure to support a continually increasing store base;

•                       the Company’s ability to attract, train and retain good and experienced store managers and store personnel for its new stores; and

•                       acceptance of the Company’s new stores in markets where it has limited or no existing presence.

The Company intends to open additional stores in new markets, as well as in existing markets, in fiscal 2006, 2007 and beyond.  The new markets the Company enters may have different competitive conditions, consumer trends and discretionary spending patterns than its existing markets, which may cause the Company’s stores in these new markets to be less successful than stores in its existing markets.

Where the Company adds stores into its existing markets, it may not be able to attract sufficient new customers to these new stores and, in addition, these new stores may have the effect of reducing sales from the Company’s existing stores in those markets, which may have an adverse effect on its results of operations.

The Company cannot give assurance that its new or recently opened stores will meet its internal financial operating targets or that the Company will be able to operate its new or recently opened stores profitably.  The Company also cannot give assurance that the operating results of its new or recently built stores will be comparable to the operating results of its mature existing stores.

A disruption in the operation of the Company’s distribution centers would impact its ability to deliver merchandise to its stores, which could adversely impact the Company’s sales and its results of operations.

The Company’s inventory is generally shipped by its suppliers to one of its three distribution centers, which are located in Shepherdsville, Kentucky; Swedesboro, New Jersey and Greensboro, North Carolina.  At the Company’s distribution centers, the merchandise is processed, sorted and shipped to its stores.  Events such as fire or other catastrophic events, any malfunction or disruption of the Company’s centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to its stores, which could adversely impact its sales and its results of operations.  Additionally, increases in variable expenses such as fuel costs associated with the Company’s distribution operations may adversely impact its results of operations.

The Company’s revenues and cash requirements are affected by the seasonal nature of its business.

The Company’s business is subject to substantial seasonal variations.  Historically, the Company has realized a significant portion of its net sales and substantially all of its earnings for the year during the third and fourth quarters, with a majority of sales and earnings for these quarters realized in the fourth quarter.  The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, holiday spending patterns and general economic conditions.  The Company believes this is the typical pattern associated with its segment of the retail industry, and it expects this pattern will continue in the future.  In anticipation of its peak selling season, the Company incurs substantial additional costs, including additional inventory, payroll and advertising costs.  If for any reason the Company’s sales during the fourth quarter of any year were significantly below expectations, its results of operations for that full year would be materially adversely affected.

A problem with the Company’s management information systems could impact its flow of product and information and adversely affect its operating productivity and results of operations.

The Company relies heavily upon its existing management information systems in operating and monitoring all aspects of its business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment and its financial systems.  The bulk of the Company’s management information systems are centrally located at its headquarters, with offsite backup at other locations.  Any extended disruption in the operation of the Company’s management information systems could have an adverse effect on its operating productivity and results of operations.

Furthermore, to keep pace with changing technology, the Company must continuously provide for the design and implementation of new information technology systems as well as enhancements of its existing systems.  Any failure to adequately maintain and update the information technology systems supporting the Company’s sales operations or inventory control could prevent it from processing and delivering merchandise, which could adversely affect its business.

The Company’s business can be affected by extreme or unseasonable weather conditions.

Extreme weather conditions in the areas in which the Company’s stores are located could adversely affect its business.  For example, heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for the Company’s guests to travel to its stores and thereby reduce its sales and profitability.  The Company’s business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm weather temperatures during the winter season could render a portion of the Company’s inventory incompatible with those conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect the Company’s business.

Acts of terrorism could adversely affect the Company’s business.

The economic downturn that followed the terrorist attacks of September 11, 2001 had a material adverse effect on the Company’s business.  Any further acts of terrorism or other future conflict may disrupt commerce and undermine consumer confidence, cause a downturn in the economy generally, cause consumer spending or shopping center traffic to decline or reduce the desire of the Company’s guests to make discretionary purchases.  Any of the foregoing factors could negatively impact the Company’s sales revenue, particularly in the case of any terrorist attack targeting retail space, such as a shopping center.  Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact the Company’s business by interfering with its ability to obtain merchandise from foreign manufacturers.  Any future inability to obtain merchandise from the Company’s foreign manufacturers or to substitute other manufacturers, at similar costs and in a timely manner, could adversely affect its business.

The Company is subject to numerous regulations that could affect its operations.

The Company is subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances, which regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities.  Although the Company undertakes to monitor changes in these laws, if these laws change without its knowledge, or are violated by importers, designers, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect its business.

If the Company is unable to enforce its intellectual property rights, or if the Company is accused of infringing on a third party’s intellectual property rights, its profitability may be adversely affected.

The Company and its subsidiaries currently own its trademarks and service marks, including the “Linens ‘n Things” and “LNT” marks.  The Company’s trademarks and service marks are registered with both the United States Patent and Trademark Office and the Canadian Intellectual Property Office.  The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  Moreover, the Company is unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on its existing or future business.  The loss or reduction of any of the Company’s significant proprietary rights could have an adverse effect on its business.

Additionally, third parties may assert claims against the Company alleging infringement, misappropriation or other violations of their trademarks, copyrights or patents (including with respect to alleged proprietary designs) or other proprietary rights, whether or not the claims have merit.  Claims like these may be time consuming and expensive to defend and could result in the Company being required to cease using the trademark, copyright or patent, design or other rights and selling the allegedly infringing products, or to acquire licenses to continue using such intellectual property.  This might have an adverse affect on the Company’s sales or business operations and cause it to incur significant litigation costs and expenses.

If the Company significantly overestimates its sales, its profitability may be adversely affected.

The Company makes decisions regarding the purchase of its merchandise well in advance of the season in which it will be sold, generally six months to one year.  If the Company’s sales during any season, particularly a peak season, are significantly lower than it expects for any reason, it may not be able to adjust its expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory.  If that occurs, the Company may be forced to rely on markdowns or promotional sales to dispose of excess inventory.  This could have an adverse effect on the Company’s margins and operating income.  At the same time, if the Company fails to purchase a sufficient quantity of merchandise or if its vendors do not have the capacity to handle its new purchase commitments, the Company may not have an adequate supply of products to meet guest demand.  This may cause the Company to lose sales or adversely affect its reputation.

Changes in the Company’s credit card arrangements, applicable regulations and consumer credit patterns could adversely impact its ability to facilitate the provision of consumer credit to its guests and adversely affect its business.

The Company maintains a proprietary credit card program through which credit is extended to guests under the “Linens ‘n Things” name.  Changes in the Company’s proprietary credit card arrangements that adversely impact its ability to facilitate the provision of consumer credit may adversely affect its performance.  Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  Any effect of these regulations or change in the regulation of credit arrangements that would materially limit the availability of credit to the Company’s guest base could adversely affect its business.  In addition, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that the Company cannot control or predict with certainty.

Failure to maintain competitive terms under the Company’s loyalty programs could adversely affect its business.

As part of its strategy, the Company intends to formalize and maintain loyalty programs that are designed to cultivate long-term relationships with its customers and enhance the quality of service it provides to its customers.  The Company must constantly monitor and update the terms of its loyalty programs so that it continues to meet the demands and needs of its customers and remain competitive with loyalty programs offered by its competitors.  The Company’s failure to provide quality service and competitive loyalty programs to its customers could adversely affect its business.

If the Company is unable to renew or replace its store leases or enter into leases for new stores on favorable terms, or if any of the Company’s current leases are terminated prior to the expiration of their stated term and it cannot find suitable alternate locations, its growth and profitability could be harmed.

The Company leases all of its store locations. The Company’s current leases expire at various dates through 2029 subject, in many cases, to renewal options for periods ranging from five to 20 years.  The Company’s ability to renew any expired lease or, if such lease cannot be renewed, its ability to lease a suitable alternate location, and its ability to enter into leases for new stores on favorable terms will depend on many factors which are not within the Company’s control, such as conditions in the local real estate market, competition for desirable properties and its relationships with current and prospective landlords.  If the Company is unable to renew existing leases or lease suitable alternate locations, or enter into leases for new stores on favorable terms, its growth and its profitability may be significantly harmed.

Restrictions contained in some of the Company’s leases relating to change of control of the Company may make any change of control more difficult or impair its ability to retain such leases in the event of a change of control.

Approximately 5% of the Company’s leases contain, and leases related to new stores may contain, various restrictions relating to a change of control of the Company.  In such cases, a change of control of the Company without the consent of the landlord may result in a violation of the terms of such lease, thereby exposing the Company to potential damages or lease termination.  This, in turn, could harm the Company’s growth and profitability.  The presence of such provisions may also make any change of control in the future more difficult.

The Company has identified certain issues relating to its internal controls and procedures, which, if not remedied effectively, could have an adverse effect on its business.

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a clarification regarding lease accounting under Generally Accepted Accounting Principles in the United States (“GAAP”).  As a result of this clarification, the Company reviewed its lease accounting practices and determined that its former methods of accounting for leases and landlord allowances were not consistent with the views expressed by the SEC.  As a result, management has concluded that the Company’s internal control over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and landlord allowances was not effective as of the end of fiscal 2004.  Such internal control deficiencies resulted in the restatement of certain of the Company’s financial statements and constituted a material weakness in its internal control over financial reporting. The Company made this determination in consultation with the audit committee of the Company’s board of directors and senior management.  Consequently, the Company’s assessment resulted in an attestation report with an opinion from its independent registered public accounting firm that the Company had not maintained effective internal control over financial reporting as of January 1, 2005.  In addition, during the fourth quarter of 2004, management determined that there was a material weakness in the design of controls over inventory existence, due to the timing of the Company’s physical inventory counts and its cycle counting procedures over inventory.  In response to this control deficiency the Company enhanced its inventory cycle count procedures within the fourth quarter of 2004 to confirm the existence of inventory.

The Company’s management also determined that as of the end of fiscal 2005 it did not have adequate review controls to ensure the propriety of the accounting for the classification of capital expenditures related to store self-development transactions.  The Company’s accounting treatment for capital expenditures related to store self-development transactions, initially recorded on the balance sheet as other current assets and on the cash flow statement as a change in other current assets, was subsequently determined to be incorrect according to generally accepted accounting principles, which principles provide that capital expenditures related to store self-development transactions should be recorded on the balance sheet as property and equipment and on the cash flow statement as additions to property and equipment.  The Company’s management corrected the accounting related to store self-development transactions prior to issuance of the financial statements for the fiscal year ended December 31, 2005.  There was no change in the overall cash flow generated by the Company and the incorrect accounting had no impact on its income statement.  The control deficiency that resulted in the incorrect accounting for the classification of capital expenditures related to store self-development transactions represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2005.  The Company’s management has implemented review controls to ensure the propriety of its accounting for these transactions.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Although the Company has taken certain actions to address these issues discussed above, if the Company is unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on its business, results of operations and financial condition.  Maintaining effective control over financial reporting is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud.  If the Company’s management or its independent registered public accounting firm were to conclude again in the future that the Company’s internal control over financial reporting was ineffective, investors could lose confidence in its reported financial information.

The Company is indirectly owned and controlled by the Sponsors, and their interests as equity holders may conflict with creditors.

The Company is indirectly owned and controlled by affiliates of Apollo Management, L.P., National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (the “Sponsors”), and the Sponsors have the ability to elect all of the members of the Company’s board of directors and thereby control its policies and operations, including the appointment of management, future issuances of its common stock or other securities, the payment of dividends, if any, on its common stock, the incurrence of debt by the Company, amendments to its certificate of incorporation and bylaws and the entering into of extraordinary transactions.  The interests of the Sponsors may not in all cases be aligned with the interests of noteholders.  For example, if the Company encounters financial difficulties or is unable to pay its indebtedness as it matures, the interests of its equity holders might conflict with the interests of noteholders.  In addition, the Company’s equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to noteholders.  Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with the Company.  One or more of the Sponsors also may pursue acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company.  So long as the Sponsors continue to own a significant amount of the Company’s combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control its decisions.

Risks Related to the Company’s Substantial Debt

The Company’s substantial leverage may impair its financial condition and prevent it from fulfilling the Company’s obligations under the Notes.

The Company has a substantial amount of indebtedness.  As of July 1, 2006, the Company’s total debt was $807.1 million, and it had $280.3 million of available borrowings under the Credit Facility.  For the thirteen and twenty-six weeks ended July 1, 2006, the Company had a deficit of earnings to fixed charges of approximately $63.8 million and $161.9 million, respectively.

The Company’s substantial indebtedness could have important consequences, including:

•                    making it more difficult for the Company to satisfy its obligations with respect to the Notes;

•                    increasing the Company’s vulnerability to general adverse economic and industry conditions by making it more difficult for it to react quickly to changing conditions;

•                    limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•                    requiring a substantial portion of the Company’s cash flow from operations for the payment of interest on its indebtedness and reducing the Company’s ability to use its cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•                    exposing the Company to risks inherent in interest rate fluctuations because some of its borrowings will be at variable rates of interest, which could result in a higher interest expense in the event of increases in interest rates;

•                    limiting the Company’s flexibility in planning for, or reacting to, changes in its business, and the industry in which it operates; and

•                    placing the Company at a competitive disadvantage compared with its competitors that have less indebtedness.

Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more indebtedness.  This could further exacerbate the risks associated with the Company’s substantial leverage.

Subject to specified limitations, the indenture governing the Notes and the credit agreement governing the Credit Facility permits the Company and its subsidiaries to incur substantial additional indebtedness, including $600.0 million of borrowings under the Credit Facility that ranks equally with the Notes.  If new indebtedness is added to the Company’s and its subsidiaries’ current indebtedness levels, the risks described above could intensify.

Covenant restrictions under the Company’s indebtedness may limit its ability to operate its business.

The credit agreement governing the Credit Facility and the indenture governing the Notes do, and its future indebtedness agreements may, contain covenants that may restrict its ability to finance future operations or capital needs or to engage in other business activities.  The Credit Facility and the indenture restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to:

•                          incur, assume or guarantee additional indebtedness;

•                          issue redeemable stock and preferred stock;

•                          repurchase capital stock;

•                          make other restricted payments including, without limitation, paying dividends and making investments;

•                          create liens;

•                          redeem debt that is junior in right of payment to the Notes;

•                          sell or otherwise dispose of assets, including capital stock of subsidiaries;

•                          enter into agreements that restrict dividends from subsidiaries;

•                          enter into mergers or consolidations;

•                          enter into transactions with affiliates; and

•                          enter into sale/leaseback transactions.

In addition, the Credit Facility requires the Company to maintain specified financial ratios and satisfy certain financial condition tests in certain situations.  Events beyond the Company’s control, including changes in general economic and business conditions, may affect its ability to meet those financial ratios and financial condition tests.  The Company cannot give assurance that it will meet those tests or that the lenders will waive any failure to meet those tests.  A breach of any of these covenants would result in a default under the Credit Facility and the indenture.  If an event of default under the Credit Facility occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.  If the Company was unable to pay such amounts, the lenders could proceed against the collateral pledged to them.  The Company has pledged its inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries (its “revolving credit collateral”) to the lenders on first-priority basis.  In such an event, the Company cannot give assurance that it would have sufficient assets to pay amounts due on the Notes.  As a result, noteholders may receive less than the full amount they would be otherwise entitled to receive on the Notes.

The Company will require a significant amount of cash, and its ability to generate sufficient cash depends upon many factors, some of which are beyond its control.

The Company’s ability to make payments on and refinance its indebtedness and to fund working capital needs and planned capital expenditures depends on its ability to generate adequate cash flow in the future.  To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond the Company’s control.  For example, the Company’s need to stock substantial inventory could increase its working capital needs.  The Company cannot give assurance that its business will continue to generate cash flow from operations at current levels or that its cash needs will not increase.  If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and meet its other needs, it may have to refinance all or a portion of its existing indebtedness, obtain additional financing, reduce expenditures that it deems necessary to its business or sell assets. The Company cannot give assurance that any refinancing of this kind would be possible or that any additional financing could be obtained or could be obtained on commercially reasonable terms.  The inability to obtain additional financing could have a material adverse effect on the Company’s financial condition and on its ability to meet its obligations to noteholders.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

Certain of the Company’s borrowings, primarily borrowings under the Credit Facility and the Notes, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk.  If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease.  Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the Credit Facility was 0% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings.  The applicable margin with respect to the Notes was a percentage per annum equal to 5.625%.

Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $3.1 million change in annual interest expense on the Credit Facility and the Notes.  Pursuant to the indenture governing the Notes, the Issuers are required to enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, or other forms of derivative transactions, to reduce interest rate volatility.  On July 7, 2006 the Issuers entered into a Zero Cost Interest Rate Collar Hedge to mitigate the interest risk associated with the LIBOR component of the interest rate on the Notes.  The hedge is based on the average LIBOR rate with an upper strike rate at 6.51% and a lower strike rate at 4.45%, payable and reset on the quarterly dates stipulated in the Notes with a termination date of January 15, 2008.  Simultaneously, the Issuers purchased a one-year Forward-Starting Cap, with the first reset date to begin on January 11, 2008, based on the average LIBOR rate with a strike rate of 6.51%, payable quarterly on the dates stipulated in the Notes.  The Issuers paid a premium of $700,000 to purchase the Forward-Starting Cap.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2006, F. David Coder, Executive Vice President, Store Operations purchased 3,000 shares of the Company’s common stock for aggregate consideration of $150,000.

Item 6.            Exhibits

31.1	Certification of Principal Executive Officer of Linens Holding Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of Linens Holding Co. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Executive Officer of Linens ‘n Things, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer of Linens ‘n Things, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.5	Certification of Principal Executive Officer of Linens ‘n Things Center, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6	Certification of Principal Financial Officer of Linens ‘n Things Center, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Linens Holding Co. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer of Linens ‘n Things, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Principal Executive Officer and Principal Financial Officer of Linens ‘n Things Center, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LINENS HOLDING CO.

Date: August 15, 2006	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 15, 2006	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

LINENS ‘N THINGS, INC.

Date: August 15, 2006	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 15, 2006	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

LINENS ‘N THINGS CENTER, INC.

Date: August 15, 2006	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 15, 2006	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)