Form 10-Q
period 2006-09-30
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2006-11-14
CIK 1366913, 1366909, 1023052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark) One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:      333-135646-12
001-12381
333-135646-11

LINENS HOLDING CO.

LINENS ‘N THINGS, INC.

LINENS ‘N THINGS CENTER, INC.

(Exact names of registrants as specified in their charters)

Delaware	20-4192917
Delaware	22-3463939
California	59-2740308
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

6 Brighton Road, Clifton, New Jersey  07015

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

Yes ☒      No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐      No ☒

As of October 31, 2006, there were 13,053,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding.

INDEX

		Page No.
Explanatory Note and Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (Unaudited) for the Thirteen Weeks Ended September 30, 2006 (Successor Entity) and October 1, 2005 (Predecessor Entity)	4

	Condensed Consolidated Statements of Operations (Unaudited) for the period February 14 to September 30, 2006 (Successor Entity); the period January 1 to February 13, 2006 (Predecessor Entity); and the Thirty-nine Weeks Ended October 1, 2005 (Predecessor Entity)	5

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2006 (Successor Entity); December 31, 2005 (Predecessor Entity); and October 1, 2005 (Predecessor Entity)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the period February 14 to September 30, 2006 (Successor Entity); the period January 1 to February 13, 2006 (Predecessor Entity); and the Thirty-nine Weeks Ended October 1, 2005 (Predecessor Entity)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

	Signatures	54

EXPLANATORY NOTE

On November 7, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. in the merger described in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this report (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly-owned subsidiary of Linens Holding Co. (the “Company”).  The merger was financed in part by the issuance of $650 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc.  The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.).  This report also contains the condensed consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and Subsidiaries, as of October 1, 2005 and December 31, 2005, and for the thirteen and thirty-nine weeks ended October 1, 2005 and the period January 1 to February 13, 2006.  The accompanying Condensed Consolidated Financial Statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 15) because management has determined that the differences in such financial statements are minor.  Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, our predecessor and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

Item 1.                                   Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
	(Successor Entity)	(Predecessor Entity)

Net sales	$658,155	$629,268
Cost of sales, including buying and distribution costs	388,579	370,953

Gross profit	269,576	258,315
Selling, general and administrative expenses	287,752	255,508

Operating (loss) income	(18,176)	2,807
Interest income	(18)	(54)
Interest expense	23,572	1,216

Interest expense, net	23,554	1,162

(Loss) income before (benefit) provision for income taxes	(41,730)	1,645
(Benefit) provision for income taxes	(14,355)	621

Net (loss) income	$(27,375)	$1,024

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	February 14 to September 30, 2006	January 1 to February 13, 2006	Thirty-nine Weeks Ended October 1, 2005
	(Successor Entity)	(Predecessor Entity)	(Predecessor Entity)

Net sales	$1,577,583	$284,971	$1,773,531
Cost of sales, including buying and distribution costs	951,007	180,675	1,041,880

Gross profit	626,576	104,296	731,651
Selling, general and administrative expenses	705,705	174,138	743,364

Operating loss	(79,129)	(69,842)	(11,713)
Interest income	(137)	(668)	(678)
Interest expense	55,404	—	3,301

Interest expense (income), net	55,267	(668)	2,623

Loss before benefit for income taxes	(134,396)	(69,174)	(14,336)
Benefit for income taxes	(50,322)	(21,270)	(5,354)

Net loss	$(84,074)	$(47,904)	$(8,982)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)(Unaudited)

	Successor Entity	Predecessor Entity
	September 30, 2006	December 31, 2005	October 1, 2005

Assets
Current assets:
Cash and cash equivalents	$11,394	$158,158	$37,608
Accounts receivable	33,886	43,561	50,369
Inventories	999,316	787,283	863,100
Prepaid expenses and other current assets	66,788	17,425	41,587
Current deferred taxes	11,146	2,033	834

Total current assets	1,122,530	1,008,460	993,498
Property and equipment, net of accumulated depreciation of $74,339, $464,496 and $446,362 at September 30, 2006, December 31, 2005 and October 1, 2005, respectively	572,500	612,247	601,261
Identifiable intangible assets, net	155,361	1,301	1,352
Goodwill	277,152	18,126	18,126
Deferred financing cost and other noncurrent assets, net	35,218	10,700	11,799

Total assets	$2,162,761	$1,650,834	$1,626,036

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$331,667	$267,582	$279,411
Accrued expenses and other current liabilities	155,136	199,024	167,685
Current deferred taxes	—	4,401	3,917
Short-term borrowings	225,934	—	30,000
Total current liabilities	712,737	471,007	481,013
Senior secured notes and other long-term debt, net of current portion	652,028	2,076	2,094
Noncurrent deferred income taxes	180,862	54,416	65,780
Other long-term liabilities	48,512	273,472	272,697

Total liabilities	1,594,139	800,971	821,584

Shareholders’ equity:
Preferred stock of Predecessor Entity, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock of Predecessor Entity, $0.01 par value; 135,000,000 shares authorized; 45,653,954 shares issued and 45,389,975 shares outstanding at December 31, 2005; and 45,628,964 shares issued and 45,369,460 shares outstanding at October 1, 2005	—	457	456
Common stock of Successor Entity, $0.01 par value; 15,000,000 shares authorized; 13,053,000 shares issued and outstanding at September 30, 2006	131	—	—
Additional paid-in capital	651,636	376,730	376,156
Retained (deficit) earnings	(84,074)	476,896	431,932
Accumulated other comprehensive income	929	3,287	3,300
Treasury stock of Predecessor Entity, at cost; 263,979 shares at December 31, 2005; and 259,504 shares at October 1, 2005	—	(7,507)	(7,392)

Total shareholders’ equity	568,622	849,863	804,452

Total liabilities and shareholders’ equity	$2,162,761	$1,650,834	$1,626,036

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor Entity	Predecessor Entity
	February 14 to September 30, 2006	January 1 to February 13, 2006	Thirty-nine Weeks Ended October 1, 2005
Cash flows from operating activities:
Net loss	$(84,074)	$(47,904)	$(8,982)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,215	12,642	66,216
Deferred income taxes	(33,546)	(6,646)	782
Share-based compensation	3,363	12,484	818
Amortization of deferred financing charges	2,725	43	559
Loss on sale and disposals of property and equipment	416	—	625
Loss on fixed asset impairment writedown	—	—	1,452
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	12,047	(2,240)	(24,476)
Increase in inventories	(177,910)	(31,886)	(145,922)
Increase in prepaid expenses and other current assets	(37,579)	(12,153)	(4,204)
Decrease (increase) in identifiable intangible assets, goodwill, deferred financing cost and other noncurrent assets, net	398	9,580	(2,886)
Increase in accounts payable	56,077	7,244	32,815
Decrease in accrued expenses and other liabilities, net	(33,878)	(6,310)	(28,123)

Net cash used in operating activities	(211,746)	(65,146)	(111,326)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired(1)	(1,205,502)	—	—
Additions to property and equipment	(41,138)	(7,776)	(88,994)
Proceeds from sale of property and equipment	3,100	—	—

Net cash used in investing activities	(1,243,540)	(7,776)	(88,994)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,650	—	—
Issuance of floating rate notes	650,000	—	—
Financing and direct acquisition costs	(59,254)	—	—
Premium paid for derivative financial instrument	(700)	—	—
Issuance of common stock under stock incentive plans		—	3,081
Federal tax benefit from common stock issued under stock incentive plans	—	4,298	447
Increase in short-term borrowings	225,934	—	30,000
Decrease (increase) in treasury stock	—	674	(130)

Net cash provided by financing activities	1,466,630	4,972	33,398

Effect of exchange rate changes on cash and cash equivalents	50	125	521
Net increase (decrease) in cash and cash equivalents	11,394	(67,825)	(166,401)
Cash and cash equivalents at beginning of period	—	158,158	204,009

Cash and cash equivalents at end of period	$11,394	$90,333	$37,608

Cash paid during the year for:
Interest (net of amounts capitalized)(2)	$35,397	$135	$3,249
Income taxes	$38,629	$57	$32,062

Non-cash transaction:
Unrealized loss on hedge arrangements	$898	$—	$—

(1)

In connection with the Merger, net cash settlements of approximately $20.0 million and $4.4 million for stock options and restricted stock units, respectively, are included in “Acquisition of the Company, net of cash acquired.”

(2)

Excludes $37,106 of deferred financing costs incurred in connection with the Merger.  Such costs are being charged-off to interest expense over the life of the related financing commitments.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

January 15, 2008 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements for disclosures regarding these derivatives).

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

The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or Guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the Credit Facility is 0% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings.  After the delivery of the financial statements for the first full fiscal quarter after the closing date, the applicable margin for borrowings under the Credit Facility will be subject to adjustment based on the excess availability under the Credit Facility.  In addition to paying interest on outstanding principal under the Credit Facility, the Borrowers are required to pay a commitment fee, initially 0.375% per annum, in respect of the unutilized commitments thereunder.  After the delivery of financial statements for the first full fiscal quarter after the closing date, the commitment fee will be subject to adjustment based on the excess availability under the Credit Facility.  The Borrowers must also pay customary letter of credit fees and agency fees.  The Borrowers initiated borrowings under its Credit Facility on February 23, 2006 to meet its operational working capital needs.  As of September 30, 2006 the applicable margin for borrowings under the Credit Facility and the commitment fee in respect of the unutilized commitments thereunder remained at the initial levels established.

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

Total fees and expenses related to the Transactions were approximately $108 million, consisting of approximately $48 million of pre-merger transaction cost incurred by the Company’s predecessor entity, Linens ‘n Things, Inc., $23 million of direct acquisition costs of the Company and $37 million of deferred financing costs.  Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees.  The direct acquisition costs were included in the purchase price and is a component of goodwill.  Deferred financing costs of approximately $11 million relates to the credit facility, which are amortized over five years on a straight-line basis, and $26 million relates to the Notes, which are amortized over eight years using the effective interest method.

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

As a result of the consummation of the Transactions, a new entity (“successor entity”) was formed with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements for the successor entity as of September 30, 2006, and for the 13-week period ended September 30, 2006 and for the period February 14 to September 30, 2006 show the operations of the successor entity, Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements presented as of October 1, 2005 and December 31, 2005, and for the thirteen-week and thirty-nine-week periods ended October 1, 2005 and for the period January 1 to February 13, 2006 are shown under the “predecessor entity” caption, consisting of Linens ’n Things, Inc. and Subsidiaries.

As a result of the consummation of the Transactions, the condensed consolidated financial statements for the period after February 13, 2006 are presented on a different basis than that for the periods before February 14, 2006 as a result of the application of purchase accounting as of February 14, 2006 and therefore are not comparable.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	February 13, 2006	Transaction Adjustments	February 14, 2006

Assets
Current assets:
Cash and cash equivalents	$90,333	$(15,701)	$74,632
Accounts receivable	45,833	—	45,833
Inventories	819,600	—	819,600
Prepaid expenses and other current assets	29,499	—	29,499
Current deferred taxes	132	—	132
Total current assets	985,397	(15,701)	969,696
Property and equipment, net	607,787	(57)	607,730
Identifiable intangible assets, net	1,276	159,742	161,018
Goodwill	18,126	259,309	277,435
Deferred financing cost and other noncurrent assets, net	1,079	36,172	37,251

Total assets	$1,613,665	$439,465	$2,053,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$274,997	$—	$274,997
Accrued expenses and other current liabilities	195,467	39,388 (1)	234,855
Current deferred taxes	8,176	—	8,176
Total current liabilities	478,640	39,388	518,028
Senior secured notes and other long-term debt, net of current portion	2,068	650,000	652,068
Noncurrent deferred income taxes	42,094	152,892	194,986
Other long-term liabilities	270,455	(230,020) (2)	40,435
Total liabilities	793,257	612,260	1,405,517
Shareholders’ equity	820,408	(172,795)	647,613

Total liabilities and shareholders’ equity	$1,613,665	$439,465	$2,053,130

(1)  Represents an accrual for unpaid transaction expenses.

(2)  Consists of the following purchase accounting adjustments:

Unfavorable leases	$20,000
Deferred rents	(250,020)

$(230,020)

As presented in the above table, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.  The following table presents an analysis of the change in goodwill.

(in thousands)	Amount

Balance at October 1, 2005 and December 31, 2005 (predecessor entity)	$18,126 (1)
Purchase accounting adjustments from preliminary allocation	259,309
Balance at February 14, 2006 (successor entity)	277,435
Pre-existing tax adjustments	(250)
Pre-existing book adjustments, net	(618)
Other – foreign currency translation	585
Balance at September 30, 2006 (successor entity)	$277,152

(1)  The predecessor entity goodwill has been written-off in purchase accounting.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The unaudited pro forma results of operations provided below for the thirteen weeks and thirty-nine weeks ended September 30, 2006 and October 1, 2005 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Credit Facility and other acquisition-related adjustments in connection with the Transactions.  The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In Thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$658,155	$629,268	$1,862,554	$1,773,531
Loss before benefit for income taxes	$(41,730)	$(31,739)	$(174,907)	$(110,964)
Net loss	$(27,375)	$(19,861)	$(108,404)	$(69,432)

2. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments to present fairly the financial position of successor entity Linens Holding Co. and Subsidiaries and predecessor entity Linens ’n Things, Inc. and Subsidiaries, as of September 30, 2006 and October 1, 2005 and the results of operations and cash flows for the respective periods then ended as presented in the unaudited statements.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly or interim basis may not be indicative of operating results for the full year.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying Condensed Consolidated Financial Statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 15) because management has determined that the differences in such financial statements are minor.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

The following is a summary of activity under the stock option plans that were in effect upon adoption of SFAS 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and restricted stock units were exercised:

	Predecessor Entity
Plan	Outstanding at January 1, 2006	Exercised	Outstanding at February 14, 2006
Stock options
1996 Plan	1,151,673	1,151,673	—
Directors’ Plan	48,800	48,800	—
2000 Plan	1,463,796	1,463,796	—
Broad-based Equity Plan	1,470,638	1,470,638	—
2004 Plan	1,246,690	1,246,690	—
New Hire Authorization	450,000	450,000	—

Total options outstanding	5,831,597	5,831,597	—

Weighted average exercise price per option	$25.20	$25.20	—
Weighted average remaining contractual term per option	4.6 years	—	—

Options exercisable at period end:

Number of options			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

Restricted stock units
2000 Plan	7,500	7,500	—
Broad-based Equity Plan	9,850	9,850	—
2004 Plan	118,066	118,066	—
New Hire Authorization	20,000	20,000	—

Total units outstanding	155,416	155,416	—

Weighted average fair market value per unit at date of award	$25.71	$25.71	—
Weighted average remaining contractual term for restrictions	2.9 years		—

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

There were no share-based grants during the period January 1, 2006 to February 14, 2006 (predecessor entity).  The weighted-average grant date fair value of options and restricted stock units granted during the thirteen weeks ended October 1, 2005 was $8.12 and $25.73, respectively.  The weighted-average grant date fair value of options and restricted stock units granted during the thirty-nine weeks ended October 1, 2005 was $8.44 and $25.37, respectively.

The total intrinsic value of each stock option and restricted stock unit exercised due to the Merger was approximately $20.0 million and $4.4 million, respectively, for the period January 1, 2006 to February 14, 2006 (predecessor entity).  The total intrinsic value of stock options exercised during the thirteen and thirty-nine weeks ended October 1, 2005 was approximately $0.8 million and $1.2 million, respectively.  The total intrinsic value of restricted stock units converted into common stock during the thirteen and thirty-nine weeks ended October 1, 2005 was approximately $6,000 and $358,000, respectively.

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

The total fair value of stock options and restricted stock units vested during the period from January 1, 2006 to February 14, 2006 (predecessor entity) was approximately $11.2 million and $4.0 million, respectively.  The total fair value of stock options vested during the thirteen and thirty-nine weeks ended October 1, 2005 was approximately $0.4 million and $1.5 million, respectively.  The total fair value of restricted stock units vested during the thirteen and thirty-nine weeks ended October 1, 2005 was approximately $6,000 and $358,000, respectively.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

The compensation cost that has been charged against income for restricted stock unit grants was approximately $0.3 million and $0.8 million for the thirteen weeks and thirty-nine weeks ended October 1, 2005.  No compensation cost was recognized for stock option grants for the thirteen weeks and thirty-nine weeks ended October 1, 2005.

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

As of September 30, 2006, 839,446 stock options were outstanding as detailed below:

Number of Stock Options Granted
Grants under the Linens Holding Co. Stock Option Plan(1)	741,446
Grants approved by the Board and not included in the Plan(2)(3)(4)	53,000
Grants not included in the Plan to members of the Board in accordance with the Director Compensation Policy(5)	45,000

839,446

(1)       The stock options granted under the Plan to each optionee are equally divided between a “Time Option” and a “Performance Option,” as those terms are defined in the standard form of option grant letter.  The stock options have an exercise price of $50.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant.  Time Options become vested and exercisable in four equal installments on either (1) each of February 14, 2007, February 14, 2008, February 14, 2009, and February 14, 2010 with respect to 697,446 options initially granted March 27, 2006 or (2) on each of the first four anniversaries of the date of grant for subsequently-issued options.  With respect to Performance Options and as provided for and defined in the standard form of grant letter, the stock options become vested and exercisable in two equal installments from a measurement date if, on such measurement date, the value per share equals or exceeds a target stock price.

(2)       On March 23, 2006, the Board approved a grant to Robert J. DiNicola, the Chairman and Chief Executive Officer of Linens ‘n Things, Inc., of a non-qualified stock option to purchase 40,000 shares of Common Stock outside of the Plan.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

(3)       On May 11, 2006, the Board approved a grant to F. David Coder, the Executive Vice President, Store Operations of Linens ‘n Things, Inc., of a non-qualified stock option to purchase 3,000 shares of Common Stock outside of the Plan.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

(4)       On August 16, 2006, the Board approved a grant to George G. Golleher, a non-employee director of the Company and Linens ‘n Things, Inc., of a non-qualified stock option to purchase 10,000 shares of Common Stock outside of the Plan.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

(5)       On June 13, 2006, the Board adopted a policy for director compensation (the “Director Compensation Policy”) effective April 1, 2006.  Pursuant to the Director Compensation Policy, the Board Chairman and each non-employee director, upon first election or appointment to the Board, will receive a grant of non-qualified stock options to purchase a minimum of 5,000 shares of Common Stock outside of the Plan.  On June 13, 2006, in accordance with the Director Compensation Policy, the Board also approved a grant of a non-qualified stock option to purchase 5,000 shares of Common Stock to each of eight Board members appointed to the Board in March 2006.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.  On June 15, 2006 an additional grant of a non-qualified stock option to purchase 5,000 shares of Common Stock was approved upon the appointment of the Company’s ninth and final Board member.  These stock options have an exercise price of $50.00 per share and are fully vested and immediately exercisable on the date of grant.

The following is a summary of share-based option activity for the period February 14, 2006 to September 30, 2006:

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Successor Entity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at February 14, 2006	—	$ —
Options granted	737,446	50.00
Exercised	—	—
Canceled	—	—

Outstanding at April 1, 2006	737,446	$ 50.00
Options granted	156,500	50.00
Exercised	—	—
Canceled	(88,500)	50.00

Outstanding at July 1, 2006	805,446	$ 50.00
Options granted	45,000	50.00
Exercised	—	—
Canceled	(11,000)	50.00

Outstanding at September 30, 2006	839,446	$ 50.00	6.52

Exercisable at September 30, 2006	98,000	$ 50.00	6.54

There are no provisions in the Plan for the issuance of restricted stock units.

The weighted-average grant date fair value of options granted during the thirteen week period ended September 30, 2006 was $16.43.  The weighted-average grant date fair value of options granted during the period February 14, 2006 to September 30, 2006 (successor entity) was $17.34.

There were no stock option exercises during the period February 14, 2006 to September 30, 2006 (successor entity).

The following is a summary of the activity for nonvested stock option grants as of September 30, 2006 and the changes for the period February 14, 2006 to September 30, 2006:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at February 14, 2006	—	$ —
Grants	737,446	17.43
Vested	(40,000)	16.67

Nonvested at April 1, 2006	697,446	$ 17.47
Grants	156,500	17.21
Vested	(48,000)	16.79
Canceled	(88,500)	17.47

Nonvested at July1, 2006	717,446	$ 17.46
Grants	45,000	16.43
Vested	(10,000)	15.99
Canceled	(11,000)	17.47

Nonvested at September 30, 2006	741,446	$ 17.42

(1)       Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The total fair value of stock options vested during the thirteen-week period ended September 30, 2006 was approximately $0.2 million.  The total fair value of stock options vested during the period February 14, 2006 to September 30, 2006 (successor entity) was approximately $1.6 million.

As of September 30, 2006, there was approximately $10.7 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan.  This cost is expected to be recognized over a remaining weighted-average period of 3.1 years.  The compensation cost that has been charged against income for stock option grants was approximately $1.0 million and $3.4 million for the thirteen weeks ended September 30, 2006 and for the period February 14, 2006 to September 30, 2006 (successor entity), respectively, and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

Presented below is a comparative summary of valuation assumptions for the indicated periods:

Valuation Assumptions:	Thirteen Weeks Ended September 30, 2006 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)		Thirteen Weeks Ended October 1, 2005 (Black-Scholes) (Predecessor Entity)	February 14 to September 30, 2006 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)		January 1 to February 13, 2006 (Black-Scholes) (Predecessor Entity)	Thirty-nine Weeks Ended October 1, 2005 (Black-Scholes) (Predecessor Entity)
Weighted-average fair value of options granted	N/A		$ 8.12	N/A		No Grants	$ 8.44
Weighted-average calculated value of options granted	$ 16.43		N/A	$ 17.34		No Grants	N/A
Expected volatility	N/A	(1)	28.4% - 39.0%	N/A	(1)	No Grants	28.4%- 41.1%
Weighted-average volatility	36.2	%(1)	34.7%	37.9	%(1)	No Grants	35.6%
Weighted-average expected term (in years)	3.6		3.8	3.7		No Grants	4.0
Dividend yield	—		—	—		No Grants	—
Risk-free interest rate	4.6% - 5.0%		3.9% - 4.2%	4.6% - 5.2%		No Grants	3.8% - 4.2%
Weighted-average risk-free interest rate	4.8%		4.0%	4.8%		No Grants	4.0%
Weighted average expected annual forfeiture	1.6%		0.8%	3.8%		No Grants	1.1%

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

Set forth below for the indicated periods is the Company’s net (loss) income presented “as reported” and as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
(In thousands)	Thirteen Weeks Ended September 30, 2006	Thirteen Weeks Ended October 1, 2005	February 14 to September 30, 2006	January 1 to February 13, 2006	Thirty-nine Weeks Ended October 1, 2005
Net (loss) income:
As reported	$ (27,375)	$ 1,024	$ (84,074)	$ (47,904)	$ (8,982)
Add: stock-based employee compensation expense included in net (loss) income as reported, net of related tax effects(1)	679	206	2,105	8,651	512

	(26,696)	1,230	(81,969)	(39,253)	(8,470)
Deduct: total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects	679	1,999	2,105	8,651	5,247

Pro forma loss	$ (27,375)	$ (769)	$ (84,074)	$ (47,904)	$ (13,717)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

(1)  Stock-based employee compensation expense included in net (loss) income as reported, net of related tax effects, is detailed as follows:

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
(In thousands)	Thirteen Weeks Ended September 30, 2006	Thirteen Weeks Ended October 1, 2005	February 14 to September 30, 2006	January 1 to February 13, 2006	Thirty-nine Weeks Ended October 1, 2005
Compensation expense:
Stock option grants	$ 1,035	$ —	$ 3,363	$ 9,305	$ —
Restricted stock units	—	329	—	3,179	818

	1,035	329	3,363	12,484	818

Benefit for income taxes:
Stock option grants	(356)	—	(1,258)	(2,857)	—
Restricted stock units	—	(123)	—	(976)	(306)

	(356)	(123)	(1,258)	(3,833)	(306)

Stock-based employee compensation expense, net of related tax effects	$ 679	$ 206	$ 2,105	$ 8,651	$ 512

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

Under the Credit Facility, interest on all borrowings is determined, at the Company’s option, on either of two alternative rates, specifically (1) a variable margin above LIBOR or (2) a variable margin above the federal funds effective rate plus 0.50%.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain restrictive covenants including the Company’s ability to pay dividends and certain customary affirmative covenants and events of default.  During the period February 14 to September 30, 2006, the Company always maintained excess availability above $75 million.  As of September 30, 2006, the Company had $225.9 million in borrowings under the Credit Facility at an average interest rate of 7.0%.  The Company also had $193.7 million of letters of credit outstanding as of September 30, 2006 issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases.  Borrowings under the Credit Facility have been classified as short-term as of September 30, 2006 in accordance with the Company’s representation that it expects to have the ability and intent to repay these borrowings from existing current assets within one year.  At various times during the thirty-nine weeks ended September 30, 2006, the Company borrowed against its Credit Facility and the 2004 Credit Agreement during the successor and predecessor periods, respectively, for working capital needs.  The Company is not obligated under any formal or informal compensating balance requirements.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

5. Comprehensive (Loss) Income

Comprehensive (loss) income for the thirteen weeks ended September 30, 2006 and October 1, 2005 is as follows (in thousands):

	Successor Entity	Predecessor Entity
	Thirteen Weeks Ended September 30, 2006	Thirteen Weeks Ended October 1, 2005
Net (loss) income	$ (27,375)	$ 1,024

Other comprehensive (loss) income:

Foreign currency translation adjustment	(127)	1,253
Derivative instruments designated and qualifying as cash flow hedging instruments(1)	(898)	—

Comprehensive (loss) income	$ (28,400)	$ 2,277

Comprehensive loss for the period February 14 to September 30, 2006, January 1 to February 13, 2006 and the thirty-nine weeks ended October 1, 2005 is as follows (in thousands):

	Successor Entity	Predecessor Entity
	February 14 to September 30, 2006	January 1 to February 13, 2006	Thirty-nine Weeks Ended October 1, 2005
Net loss	$ (84,074)	$ (47,904)	$ (8,982)
Other comprehensive income (loss):

Foreign currency translation adjustment	1,827	253	681
Derivative instruments designated and qualifying as cash flow hedging instruments(1)	(898)	—	—

Comprehensive loss	$ (83,145)	$ (47,651)	$ (8,301)

(1)          On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements for disclosures regarding these derivatives).

6.  Restructuring and Asset Impairment Charge

In fiscal 2001, the Company developed and committed to a strategic initiative designed to improve store performance and profitability.  This initiative called for the closing of certain under-performing stores, which did not meet the Company’s profit objectives.  In connection with this initiative, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001.  A pre-tax reserve of $20.5 million was established for estimated lease commitments through 2012 for stores to be closed.  The reserve considers estimated sublease income.  Because all of the stores were leased, the Company is not responsible for the disposal of property other than fixtures.  A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores.  The fixed asset impairments represent fixtures and leasehold improvements.  A pre-tax reserve of $4.0 million was established for other

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d estimated miscellaneous store closing costs.  Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed.  Certain components of the restructuring charge were based on estimates and may be subject to change in the future.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  In addition, the Company reopened one of the previously closed stores during the second quarter of 2006 and plans to reopen a second previously closed store during the first quarter of 2007.

The following table displays a roll forward of the activity and significant components since December 31, 2005, and the reserve remaining as of September 30, 2006:

	Predecessor Entity		Successor Entity
(in millions)	Remaining at December 31, 2005	Net Usage 2006	Remaining at September 30, 2006

Cash components:
Lease commitments	$ 5.4	$ (1.8)	$ 3.6

Total	$ 5.4	$ (1.8)	$ 3.6

The restructuring reserve balance is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.  The 2006 usage primarily consists of payments for lease commitments.  The 2006 activity also includes the reversal of estimated lease commitment costs of approximately $0.3 million which were not needed, offset by an increase to lease commitment costs of approximately $1.4 million due to changes in estimates based on current negotiations.  The net change in the restructuring reserve is recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

7. Identifiable Intangible Assets

In connection with the Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party.  The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

	Successor Entity	Predecessor Entity
(in thousands)	September 30, 2006	December 31, 2005	October 1, 2005

Intangible assets subject to amortization:
Credit card customer relationships	$ 10,163	$ —	$ —
Customer list	406	—	—
Favorable leases	27,373	2,900	2,900

	37,942	2,900	2,900
Less: accumulated amortization	(5,269)	(1,599)	(1,548)

Total intangible assets subject to amortization	32,673	1,301	1,352
Total indefinite-lived trademarks	122,688	—	—

Total identifiable intangible assets	$ 155,361	$ 1,301	$ 1,352

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 5 years.  For the thirteen weeks ended September 30, 2006 and October 1, 2005 amortization expense of $2.5 million and $47,000, respectively, was recorded by the Company and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.  For the period February 14 to September 30, 2006, January 1 to February 13, 2006, and the thirty-nine weeks ended October 1, 2005, amortization expense of $5.7 million, $25,000 and $141,000, respectively, was recorded by the Company.

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2006	$ 2,138
2007	7,836
2008	6,893
2009	3,526
2010	2,805
2011 and thereafter	9,475

Total	$ 32,673

8. Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance.  As of September 30, 2006, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.6 million.

9. Accounts Payable

Accounts payable includes amounts for gift card liabilities of $31.9 million, $35.8 million and $26.4 million as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively.  Gift cards that are not expected to be redeemed are recorded as a reduction to selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  Such amounts recognized for the thirteen weeks ended September 30, 2006 and October 1, 2005 were approximately $1.0 million and $0.9 million, respectively.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

For the period February 14 to September 30, 2006, the period January 1 to February 13, 2006 and the thirty-nine weeks ended October 1, 2005, such amounts recognized were approximately $2.6 million, $0.5 million and $2.1 million, respectively.

10. Senior Secured Notes and Other Long-Term Debt

Senior secured notes and other long-term debt consists of the following (in thousands):

	Successor Entity	Predecessor Entity
(in thousands)	September 30, 2006	December 31, 2005	October 1, 2005

Senior secured floating rate notes due 2014	$ 650,000	$ —	$ —
Mortgage note payable	2,092	2,139	2,154

	652,092	2,139	2,154
Less: current portion of mortgage note payable	(64)	(63)	(60)

Total	$ 652,028	$ 2,076	$ 2,094

Senior secured floating rate notes due 2014 consists of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of September 30, 2006 the interest rate on the Notes was 11.1%, based on a LIBOR rate of 5.5%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements for disclosures regarding these derivatives).

Deferred financing costs of approximately $26 million relating to the Notes are being amortized over eight years using the effective interest method.

The Notes are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries other than the Issuers (collectively, the “Note Guarantors”), and are secured by first-priority liens on all of the Company’s and Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain subsidiaries and by second-priority liens on the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.  The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or Note Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

11. Income Taxes

For the Predecessor Entity period January 1 to February 13, 2006, the effective tax benefit rate of 30.7% is lower than the statutory federal rate of 35.0% primarily due to non-deductible transaction costs.  The Successor Entity estimated effective tax benefit rate for the period February 14 to September 30, 2006 was 37.4%.  This exceeds the statutory federal tax rate of 35.0% primarily due to expected deferred state tax benefits.  Purchase accounting adjustments resulted in an initial increase to net deferred tax liabilities of $152,892, which was subsequently adjusted to $154,061, as indicated in the table below (in thousands):

Component	Pretax Purchasing Accounting Adjustment	Tax Rate		Deferred Tax (Asset) Liability
Trademarks	$122,688	39.2	%(1)	$48,094
Deferred rent and deferred rent credits	233,016	39.2%		91,342
Other intangibles	16,847	39.2%		6,604
Valuation allowance for state tax loss carryovers, net of federal benefit	8,214	N/A		8,214
Deferred rent and deferred rent credits—Canada	17,002	35.5	%(2)	6,035

Preliminary estimate of deductible portion of certain capitalized transaction costs	(17,855)	39.2%		(7,000)
Other				(397)

				152,892
Subsequent purchase accounting adjustment identified during the quarterly period ending July 1, 2006				1,169

As adjusted through September 30, 2006				$ 154,061

(1)  Includes federal rate of 35.0% plus blended state rate of 4.2%, net of federal benefit.

(2)  Includes Canadian federal and provincial taxes.

Income tax assets of $50.8 million and $2.2 million are reflected within prepaid expenses and other current assets and current deferred taxes (asset), respectively, in the Condensed Consolidated Balance Sheet at September 30, 2006.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The Company presently expects that it will realize the federal tax benefit for losses incurred in the thirty-nine week period ending September 30, 2006 by (in millions):

Tax receivable due to Predecessor carryback	$20.1
Absorption against taxable income currently projected to be generated in the fourth quarter of 2006	30.7

50.8
Net operating loss carryforward to 2007	2.2

$53.0

During October 2006, the Company collected the Predecessor carryback tax receivable of $20.1 million.

In assessing the realizability of the above tax assets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized.  The ultimate realization of tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  The amount of the tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

12. Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended.  In accordance with SFAS No. 133, the Company reports all derivative financial instruments on its balance sheet at fair value and has established criteria for designation and evaluation of effectiveness of transactions entered into for hedging purposes.

The Company employs derivative financial instruments to effectively manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows.

The Company does not enter into other derivative financial instruments for trading or speculative purposes.  The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations.  However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

The Company records gains and losses on derivative financial instruments qualifying as cash flow hedges in other comprehensive income, to the extent that hedges are effective.  For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Condensed Consolidated Statement of Operations.

The Company may at its discretion terminate or redesignate any such hedging instrument agreements prior to maturity.  At that time, any gains or losses previously reported in other comprehensive income on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt.  If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in other comprehensive income at the time of termination of the debt would be recognized in the Condensed Consolidated Statement of Operations at that time.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The Collar Agreement provides for payments to be made to or received from the counterparty where the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the Collar Agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the Collar Agreement are matched exactly to those of the Notes.  The Collar Agreement has an ultimate maturity of January 15, 2008.  To the extent that the three-month LIBOR rate is below the Collar Agreement floor, payment is due from the Company to the counterparty for the difference.  To the extent the three-month LIBOR rate is above the Collar Agreement cap, the Company is entitled to receive the difference from the counterparty.  At the inception of the Collar Agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At September 30, 2006, the notional amount of debt related to the Collar Agreement was $650 million and the fair value of the Collar Agreement was approximately a $0.4 million liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008.  The Cap Agreement provides for payments to be received from the counterparty where the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Such payments represent the difference between the rate stated above in the Cap Agreement and those in effect on a LIBOR-based borrowing arrangement for the given reset period.  Payment and reset dates under the Cap Agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The Cap Agreement has an ultimate maturity of January 15, 2009.  The Issuers paid a premium of $700,000 to purchase the Cap

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Agreement.  The Cap Agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At September 30, 2006, the notional amount of debt related to the Cap Agreement was $650 million and the fair value of the instrument was approximately a $0.2 million asset.

The Company has determined that the Collar Agreement and the Cap Agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  As such, changes in the fair value of the Collar Agreement and the Cap Agreement have been recorded in other comprehensive income.  During the thirteen weeks ended September 30, 2006, the Company has recorded a loss of $0.9 million in other comprehensive income related to these changes in fair value.  The Collar Agreement and the Cap Agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net income during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

13. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income.  SFAS 158 is effective for fiscal years ending after June 15, 2007 and early application is encouraged.  The adoption of SFAS 158 is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is permitted.  The adoption of SAB 108 is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, interest and penalties and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2007.  The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 includes sales, use, value-added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and a customer.  EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes included in revenues if such taxes are accounted for under the gross method.  EITF 06-3 is effective for both interim and annual periods beginning in fiscal year 2007.  EITF 06-3 will not impact the Company’s method for recording these applicable assessed taxes because the Company has historically presented sales excluding such taxes.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

14. Related Party Transactions

Management Services Agreement

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC (each of whom is an affiliate of the Company).  Under this management services agreement, the Sponsors agreed to provide to the Company certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2 million per year.  Under this management services agreement, Apollo Management V, L.P. also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account Apollo Management V, L.P.’s expertise and relationships within the business and financial community.  Under this management services agreement, the Company also agreed to provide customary indemnification.  In addition, the Company paid a transaction fee of $15 million in the aggregate (plus reimbursement of expenses) to the Sponsors for financial advisory services rendered in connection with the Merger.  This fee has been included as part of the purchase price.  These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger.

Stockholders’ Agreement

The only stockholders of the Company are Linens Investors, LLC, a limited liability company owned by the Sponsors, two executives of the Company, Robert J. DiNicola, Chairman and Chief Executive Officer, and F. David Coder, Executive Vice President, Store Operations, and one nonemployee director, George G. Golleher.  In connection therewith, Linens Investors, LLC has entered into a stockholders’ agreement with the Company, and each of the other stockholders have entered into joinder agreements to be bound by the stockholders’ agreement.  The stockholders’ agreement sets forth certain provisions relating to the management of the Company.  In addition, the stockholders’ agreement contains customary drag along rights, tag along rights, registration rights, restrictions on the transfer of the Company’s common stock and an indemnity of the Sponsors.

15. Supplemental Condensed Consolidating Financial Information

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

The information as of September 30, 2006, and for the thirteen weeks ended September 30, 2006 and the period February 14 to September 30, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity.  The information as of December 31, 2005 and October 1, 2005, and for the thirteen weeks and thirty-nine weeks ended October 1, 2005 and the period January 1 to February 13, 2006, presents the financial position and results of operations and cash flows, respectively, of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Successor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Week Period Ended September 30, 2006
(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$16,195	$590,722	$51,238	$—	$658,155
Cost of sales, including buying and distribution costs	0	9,396	353,872	25,311	0	388,579

Gross profit	0	6,799	236,850	25,927	0	269,576
Selling, general and administrative expenses	0	5,354	262,425	19,973	0	287,752

Operating profit (loss)	0	1,445	(25,575)	5,954	0	(18,176)

Interest income	0	(26,754)	(34)	(15)	26,785	(18)
Interest expense	0	23,273	26,732	352	(26,785)	23,572

Interest (income) expense, net	0	(3,481)	26,698	337	0	23,554

Income (loss) before income taxes	0	4,926	(52,273)	5,617	0	(41,730)

Provision (benefit) for income taxes	0	1,736	(18,423)	2,332	0	(14,355)

Net income (loss)	$—	$3,190	$(33,850)	$3,285	$—	$(27,375)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Predecessor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Week Period Ended October 1, 2005
(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$17,197	$572,628	$39,443	$—	$629,268
Cost of sales, including buying and distribution costs	9,505	340,386	21,062	0	370,953

Gross profit	7,692	232,242	18,381	0	258,315
Selling, general and administrative expenses	4,913	230,621	19,974	0	255,508

Operating profit (loss)	2,779	1,621	(1,593)	0	2,807

Interest income	(249)	(78)	(36)	309	(54)
Interest expense	564	723	238	(309)	1,216

Interest expense, net	315	645	202	0	1,162

Income (loss) before income taxes	2,464	976	(1,795)	0	1,645

Provision (benefit) for income taxes	889	309	(577)	0	621

Net income (loss)	$1,575	$667	$(1,218)	$—	$1,024

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Successor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period February 14 - September 30, 2006
(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$40,129	$1,424,163	$113,291	$—	$1,577,583
Cost of sales, including buying and distribution costs	0	23,596	870,081	57,330	0	951,007

Gross profit	0	16,533	554,082	55,961	0	626,576
Selling, general and administrative expenses	0	12,285	644,712	48,708	0	705,705

Operating profit (loss)	0	4,248	(90,630)	7,253	0	(79,129)

Interest income	0	(72,157)	(115)	(63)	72,198	(137)
Interest expense	0	55,628	71,000	974	(72,198)	55,404

Interest (income) expense, net	0	(16,529)	70,885	911	0	55,267

Income (loss) before income taxes	0	20,777	(161,515)	6,342	0	(134,396)

Provision (benefit) for income taxes	0	7,844	(60,196)	2,030	0	(50,322)

Net income (loss)	$—	$12,933	$(101,319)	$4,312	$—	$(84,074)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Predecessor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period January 1 - February 13, 2006
(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$7,684	$259,826	$17,461	$—	$284,971
Cost of sales, including buying and distribution costs	4,749	165,927	9,999	0	180,675

Gross profit	2,935	93,899	7,462	0	104,296
Selling, general and administrative expenses	2,119	163,511	8,508	0	174,138

Operating profit (loss)	816	(69,612)	(1,046)	0	(69,842)

Interest income	(2,374)	(139)	(14)	1,859	(668)
Interest expense	0	1,730	129	(1,859)	0

Interest (income) expense, net	(2,374)	1,591	115	0	(668)

Income (loss) before income taxes	3,190	(71,203)	(1,161)	0	(69,174)

Provision (benefit) for income taxes	976	(21,822)	(424)	0	(21,270)

Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
(Predecessor Entity)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-Nine Week Period Ended October 1, 2005
(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$49,940	$1,623,501	$100,090	$—	$1,773,531
Cost of sales, including buying and distribution costs	28,203	959,564	54,113	0	1,041,880

Gross profit	21,737	663,937	45,977	0	731,651
Selling, general and administrative expenses	13,884	682,280	47,200	0	743,364

Operating profit (loss)	7,853	(18,343)	(1,223)	0	(11,713)

Interest income	(1,421)	(194)	(117)	1,054	(678)
Interest expense	718	2,675	962	(1,054)	3,301

Interest (income) expense, net	(703)	2,481	845	0	2,623

Income (loss) before income taxes	8,556	(20,824)	(2,068)	0	(14,336)

Provision (benefit) for income taxes	3,183	(7,872)	(665)	0	(5,354)

Net income (loss)	$5,373	$(12,952)	$(1,403)	$—	$(8,982)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,882	$6,618	$1,894	$—	$11,394
Accounts receivable	0	454	30,598	2,834	0	33,886
Inventories	0	17,849	923,980	57,487	0	999,316
Prepaid expenses and other current assets	0	50,908	14,622	1,258	0	66,788
Current deferred taxes	0	2,224	8,698	224	0	11,146
Total current assets	0	74,317	984,516	63,697	0	1,122,530

Property and equipment, net	0	7,821	520,398	44,281	0	572,500
Identifiable intangible assets, net	0	767	152,751	1,843	0	155,361
Goodwill	0	7,600	252,586	16,966	0	277,152
Intercompany receivables	0	0	617,352	0	(617,352)	0
Intercompany notes receivable	0	1,178,039	0	24,362	(1,202,401)	0
Investment in subsidiaries	568,624	824,803	0	0	(1,393,427)	0
Deferred financing cost and other noncurrent assets, net	0	34,625	575	18	0	35,218

Total assets	$568,624	$2,127,972	$2,528,178	$151,167	$(3,213,180)	$2,162,761

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$—	$12	$315,637	$16,018	$—	$331,667
Accrued expenses and other current liabilities	0	40,241	106,525	8,370	0	155,136
Short-term borrowings	0	225,870	64	0	0	225,934
Total current liabilities	0	266,123	422,226	24,388	0	712,737

Intercompany payable	0	609,020	0	8,332	(617,352)	0
Intercompany notes payable	0	0	1,153,800	48,602	(1,202,402)	0
Senior secured notes and other long-term debt, net of current portion	0	650,000	2,028	0	0	652,028
Noncurrent deferred income taxes	0	33,080	142,294	5,488	0	180,862
Other long-term liabilities	0	1,128	44,655	2,729	0	48,512

Total liabilities	0	1,559,351	1,765,003	89,539	(1,819,754)	1,594,139

Total shareholders’ equity	568,624	568,621	763,175	61,628	(1,393,426)	568,622

Total liabilities and shareholders’ equity	$568,624	$2,127,972	$2,528,178	$151,167	$(3,213,180)	$2,162,761

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$136,569	$8,718	$12,871	$—	$158,158
Accounts receivable	361	39,757	3,443	0	43,561
Inventories	15,105	725,856	46,322	0	787,283
Prepaid expenses and other current assets	84	15,368	1,973	0	17,425
Current deferred taxes	0	1,789	244	0	2,033
Total current assets	152,119	791,488	64,853	0	1,008,460

Property and equipment, net	9,974	561,271	41,002	0	612,247
Identifiable intangible assets, net	331	861	109	0	1,301
Goodwill	0	18,126	0	0	18,126
Intercompany receivables	0	856,999	0	(856,999)	0
Intercompany notes receivable	1,096,991	0	23,306	(1,120,297)	0
Investment in subsidiaries	490,933	0	0	(490,933)	0
Deferred financing cost and other noncurrent assets, net	1	10,605	94	0	10,700

Total assets	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$(16)	$249,399	$18,199	$—	$267,582
Accrued expenses and other current liabilities	43,824	144,840	10,360	0	199,024
Current deferred taxes	222	4,179	0	0	4,401
Total current liabilities	44,030	398,418	28,559	0	471,007

Intercompany payable	848,054	0	8,945	(856,999)	0
Intercompany notes payable	0	1,073,800	46,497	(1,120,297)	0

Senior secured notes and other long-term debt, net of current portion	0	2,076	0	0	2,076
Noncurrent deferred income taxes	2,732	51,566	118	0	54,416
Other long-term liabilities	5,670	249,071	18,731	0	273,472

Total liabilities	900,486	1,774,931	102,850	(1,977,296)	800,971

Total shareholders’ equity	849,863	464,419	26,514	(490,933)	849,863

Total liabilities and shareholders’ equity	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

October 1, 2005

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,269	$9,411	$16,928	$—	$37,608
Accounts receivable	348	47,002	3,019	0	50,369
Inventories	16,288	793,717	53,095	0	863,100
Prepaid expenses and other current assets	20	39,401	2,166	0	41,587
Current deferred taxes	0	0	834	0	834
Total current assets	27,925	889,531	76,042	0	993,498

Property and equipment, net	10,355	550,524	40,382	0	601,261
Identifiable intangible assets, net	353	882	117	0	1,352
Goodwill	0	18,126	0	0	18,126
Intercompany receivables	146,029	0	0	(146,029)	0
Intercompany notes receivable	202,353	0	23,405	(225,758)	0
Investment in subsidiaries	454,503	0	0	(454,503)	0
Deferred financing cost and other noncurrent assets, net	1	11,699	99	0	11,799

Total assets	$841,519	$1,470,762	$140,045	$(826,290)	$1,626,036

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$(27)	$255,980	$23,458	$—	$279,411
Accrued expenses and other current liabilities	(1,217)	164,125	4,777	0	167,685
Current deferred taxes	148	3,769	0	0	3,917
Short-term borrowings	30,000	0	0	0	30,000
Total current liabilities	28,904	423,874	28,235	0	481,013

Intercompany payable	0	118,081	27,949	(146,030)	0
Intercompany notes payable	0	179,064	46,693	(225,757)	0
Senior secured notes and other long-term debt, net of current portion	0	2,094	0	0	2,094
Noncurrent deferred income taxes	2,426	61,729	1,625	0	65,780
Other long-term liabilities	5,737	249,312	17,648	0	272,697

Total liabilities	37,067	1,034,154	122,150	(371,787)	821,584

Total shareholders’ equity	804,452	436,608	17,895	(454,503)	804,452

Total liabilities and shareholders’ equity	$841,519	$1,470,762	$140,045	$(826,290)	$1,626,036

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period February 14 - September 30, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$—	$12,933	$(101,319)	$4,312	$—	$(84,074)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	0	1,370	73,923	4,922	0	80,215
Deferred income taxes	0	28,072	(59,540)	(2,078)	0	(33,546)
Share-based compensation	0	3,363	0	0	0	3,363
Amortization of deferred financing charges	0	2,725	0	0	0	2,725
Loss on sale and disposals of property and equipment	0	0	416	0	0	416
Changes in assets and liabilities, net of effect of acquisition:
Decrease in accounts receivable	0	195	11,741	111	0	12,047
Increase in inventories	0	(3,430)	(167,646)	(6,834)	0	(177,910)
(Increase) decrease in prepaid expenses and other current assets	0	(50,574)	13,343	(348)	0	(37,579)
(Increase) decrease in identifiable intangible assets, goodwill, deferred financing cost and other noncurrent assets, net	0	(691)	1,063	26	0	398

Increase (decrease) in accounts payable	0	29	57,774	(1,726)	0	56,077
(Decrease) increase in accrued expenses and other liabilities, net	0	(59,644)	23,317	2,449	0	(33,878)
Net cash (used in) provided by operating activities	0	(65,652)	(146,928)	834	0	(211,746)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired	0	(1,220,465)	7,632	7,331	0	(1,205,502)

Investment in Linens ‘n Things, Inc.	(741,675)	0	0	0	741,675	0

Additions to property and equipment	0	(381)	(36,065)	(4,692)	0	(41,138)
Proceeds from sale of property and equipment	0	0	3,100	0	0	3,100

Additions to investment in subsidiary	91,025	(257)	0	0	(90,768)	0

Net cash (used in) provided by investing activities	(650,650)	(1,221,103)	(25,333)	2,639	650,907	(1,243,540)

Cash flows from financing activities:
Issuance of common stock to Linens
Investors LLC and others	650,650	0	0	257	(257)	650,650
Investment from Parent	0	650,650	0	0	(650,650)	0
Issuance of floating rate notes	0	650,000	0	0	0	650,000

Financing and direct acquisition costs	0	(59,254)	0	0	0	(59,254)
Premium paid for derivative financial instrument	0	(700)	0	0	0	(700)
Intercompany movements	0	(176,929)	178,815	(1,886)	0	0
Increase in short-term borrowings	0	225,870	64	0	0	225,934
Net cash provided by (used in) financing activities	650,650	1,289,637	178,879	(1,629)	(650,907)	1,466,630
Effect of exchange rate changes on cash and cash equivalents	0	0	0	50	0	50

Net increase in cash and cash equivalents	0	2,882	6,618	1,894	0	11,394
Cash and cash equivalents at beginning of period	0	0	0	0	0	0
Cash and cash equivalents at end of period	$—	$2,882	$6,618	$1,894	$—	$11,394

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period January 1 - February 13, 2006

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	11,662	777	0	12,642
Deferred income taxes	(730)	(6,029)	113	0	(6,646)
Share-based compensation	12,484	0	0	0	12,484
Amortization of deferred financing charges	43	0	0	0	43
Changes in assets and liabilities, net of effect of acquisition:

(Increase) decrease in accounts receivable	(288)	(2,582)	630	0	(2,240)

Decrease (increase) in inventories	687	(30,481)	(2,092)	0	(31,886)

(Increase) decrease in prepaid expenses and other current assets	(250)	(12,595)	692	0	(12,153)
(Increase) decrease in identifiable intangible assets, goodwill, deferred financing cost and other noncurrent assets, net	(32)	9,558	54	0	9,580

(Decrease) increase in accounts payable	(1)	8,465	(1,220)	0	7,244
(Decrease) increase in accrued expenses and other liabilities, net	(27,640)	25,490	(4,160)	0	(6,310)

Net cash used in operating activities	(13,310)	(45,893)	(5,943)	0	(65,146)

Cash flows from investing activities:

Additions to property and equipment	(30)	(5,430)	(2,316)	0	(7,776)

Net cash used in investing activities	(30)	(5,430)	(2,316)	0	(7,776)

Cash flows from financing activities:
Intercompany movements	(52,158)	49,564	2,594	0	0

Federal tax benefit from common stock issued under stock incentive plans	4,298	0	0	0	4,298

Decrease in treasury stock	0	674	0	0	674

Net cash (used in) provided by financing activities	(47,860)	50,238	2,594	0	4,972

Effect of exchange rate changes on cash and cash equivalents	0	0	125	0	125

Net decrease in cash and cash equivalents	(61,200)	(1,085)	(5,540)	0	(67,825)
Cash and cash equivalents at beginning of period	136,569	8,718	12,871	0	158,158

Cash and cash equivalents at end of period	$75,369	$7,633	$7,331	$—	$90,333

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirty-Nine Week Period Ended October 1, 2005

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$5,373	$(12,952)	$(1,403)	$—	$(8,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	996	61,590	3,630	0	66,216
Deferred income taxes	1,781	(1,267)	268	0	782
Share-based compensation	818	0	0	0	818
Amortization of deferred financing charges	559	0	0	0	559
Loss on sale and disposals of property and equipment	0	625	0	0	625
Loss on fixed asset impairment writedown	0	1,452	0	0	1,452
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	410	(23,514)	(1,372)	0	(24,476)
Increase in inventories	(1,787)	(136,714)	(7,421)	0	(145,922)
Decrease (increase) in prepaid expenses and other current assets	65	(2,546)	(1,723)	0	(4,204)

Increase in identifiable intangible assets, goodwill, deferred financing cost and other noncurrent assets, net	(556)	(2,244)	(86)	0	(2,886)

(Decrease) increase in accounts payable	(14)	24,143	8,686	0	32,815
(Decrease) increase in accrued expenses and other liabilities, net	(33,643)	8,169	(2,649)	0	(28,123)

Net cash used in operating activities	(25,998)	(83,258)	(2,070)	0	(111,326)

Cash flows from investing activities:

Additions to property and equipment	(2,969)	(77,595)	(8,430)	0	(88,994)

Additions to investment in subsidiary	(126)	0	0	126	0

Net cash used in investing activities	(3,095)	(77,595)	(8,430)	126	(88,994)

Cash flows from financing activities:
Issuance of common stock under stock incentive plans	3,081	0	126	(126)	3,081
Intercompany movements	(168,069)	157,202	10,867	0	0

Federal tax benefit from common stock issued under stock incentive plans	447	0	0	0	447

Increase in short-term borrowings	30,000	0	0	0	30,000
Increase in treasury stock	(70)	(60)	0	0	(130)

Net cash (used in) provided by financing activities	(134,611)	157,142	10,993	(126)	33,398

Effect of exchange rate changes on cash and cash equivalents	0	0	521	0	521

Net (decrease) increase in cash and cash equivalents	(163,704)	(3,711)	1,014	0	(166,401)
Cash and cash equivalents at beginning of period	174,973	13,122	15,914	0	204,009

Cash and cash equivalents at end of period	$11,269	$9,411	$16,928	$—	$37,608

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

The Company, under the name “Linens ‘n Things,” is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods.  As of September 30, 2006, the Company operated 561 stores in 47 states and in six provinces across Canada.

Critical Accounting Policies

The following includes discussion and analysis about the Condensed Consolidated Financial Statements of Linens Holding Co. and its subsidiaries and predecessor.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 15 to the Condensed Consolidated Financial Statements) because management has determined that the differences in such financial statements are minor.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Condensed Consolidated Financial Statements.  The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time.  These critical accounting estimates are discussed in detail in the Company’s predecessor entity Annual Report on Form 10-K Equivalent for Linens ‘n Things, Inc. and Subsidiaries.

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

Valuation of Inventory

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 46.2% of total assets at September 30, 2006.  Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”).  Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that is used in the retail industry due to its practicality.  Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost.  The methodologies utilized by the Company in its application of RIM are consistent for all periods presented.  Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.  At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its financial statements as of September 30, 2006, December 31, 2005 and October 1, 2005, the Company’s sales returns reserve was approximately $5.7 million, $7.1 million and $5.3 million, respectively.

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

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  As of September 30, 2006, December 31, 2005 and October 1, 2005, the Company’s net book value for property and equipment was approximately $572.5 million, $612.2 million and $601.3 million, respectively, goodwill was approximately $277.2 million, $18.1 million and $18.1 million, respectively, and identifiable intangible assets, net was $155.4 million, $1.3 million and $1.4 million, respectively.  The increase in goodwill and identifiable intangible assets, net was primarily due to the acquisition.

There was no impairment loss recognized for any of the periods presented for fiscal 2006.  During the third quarter of 2005, the Company determined that the carrying value of certain assets exceeded their related estimated future undiscounted cash flows.  As a result, the Company reduced the carrying value of these fixed assets by approximately $1.5 million with the related impairment loss recognized in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations for the thirteen week and thirty-nine week periods ended October 1, 2005.

Store Closure Costs

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of September 30, 2006, December 31, 2005 and October 1, 2005, the Company had $3.6 million, $5.4 million and $5.1 million, respectively, remaining related to this reserve.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluate reopening stores previously closed.  The activity in the thirty-nine week period ended September 30, 2006 includes the reversal of estimated lease commitment costs of approximately $0.3 million which were not needed, offset by an increase to lease commitment costs of approximately $1.4 million due to changes in estimates based on current negotiations.  Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

Self-Insurance

The Company purchases third party insurance for worker’s compensation, medical and general liability costs that exceed certain limits for each type of insurance program.  The Company is responsible for the payment of claims under these insured excess limits.  The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries.  The ultimate cost of these claims may vary from the established accrual.  The accrued obligation for these self-insurance programs was approximately $14.7 million as of September 30, 2006, $15.3 million as of December 31, 2005 and $12.3 million as of October 1, 2005.

Share-based Compensation

Prior to adopting SFAS No. 123 (Revised 2004) in fiscal 2006, the Company accounted for its share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During fiscal 2005 the Company recognized compensation expense for restricted stock unit awards over the related service period, but did not recognize compensation expense for stock options, since the Company has historically treated its stock options as having been granted at fair market value on the date of grant.

In fiscal 2006 the Company adopted SFAS No. 123 (Revised 2004).  The Company has elected the modified prospective method of transition; accordingly, prior periods have not been restated.  Under SFAS No. 123 (Revised 2004), during the period January 1, 2006 to February 13, 2006, the Company did not grant any stock options and recorded, in connection with the Merger, share-based compensation expense for the portion of previously granted share-based awards that remained unvested at the date of the adoption.  Upon completion of the Merger and in accordance with the terms of the stock plans, all of the outstanding stock options and restricted stock units became fully vested and immediately exercisable.  Each option was exercised, equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes.  Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.

On February 14, 2006, the board of directors and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan.  Under the Plan, the Company recognizes the cost of all time-based employee stock option grants on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  There are no restricted stock units under the Plan.

Since the first quarter of 2006, the Company, with the assistance of an independent third party, uses the Monte Carlo simulation option-pricing model for estimating the fair value of Performance Options and the Black-Scholes option-pricing model for Time Options.  Both models include various assumptions, including the expected life of stock options, the expected volatility and the expected risk free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company.  As a result, if other assumptions had been used, total share-based compensation cost, as determined in accordance with SFAS No. 123 (Revised 2004) could have been materially impacted.  Furthermore, if the Company uses different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

Also, under SFAS No. 123 (Revised 2004), the Company is required to record share-based compensation expense net of estimated forfeitures.  The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated, primarily based upon historical data.  The actual forfeiture rate could differ from these estimates.

Derivative Financial Instruments

In accordance with SFAS No. 133, as amended, the Company had designated certain derivative arrangements entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet.  Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness for the thirteen-week period ended September 30, 2006.

Income Taxes

The Company uses the asset and liability method to account for its income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to the taxable income in the year in which temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

Determining the provision for income taxes and related accruals, deferred tax assets and liabilities requires judgment.  There are transactions and calculations arising in the ordinary course of business where the ultimate tax outcome is uncertain.  Additionally, tax returns filed by the Company are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

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

Cost of Acquisition
Cash paid	$1,295,834
Transaction costs	22,824

Cost of acquisition		$1,318,658

Net Assets Acquired:
Historical net assets	820,408
Add: deferred rent reversed	252,236
Less: new basis of accounting for previous ownership percentage	(1,112)
Less: historical goodwill	(18,126)
Write-off Southern Linens	(252)

Net assets acquired		1,053,154

Excess of cost of acquisition over net assets acquired		$265,504

Allocated to:
Property and equipment		$(57)
Definite-lived intangible assets		38,330
Indefinite-lived intangible assets		122,688
Unfavorable lease liability		(20,000)
Goodwill		277,435
Deferred Income taxes		(152,892)

		$265,504

Intangible assets identified in the preliminary purchase price allocation above included the following

Definite-lived intangible assets (liabilities)
Credit card customer relationships and customer list (estimated life 3 to 5 years)	$10,542
Favorable leases (average life 5 years)	27,788
Unfavorable leases (average life 8 years)	(20,000)
Indefinite-lived intangible assets
Trademark and trade names	$122,688

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650 million aggregate principal amount on the Senior Secured Floating Rate Notes due 2014 issued by two of the Company’s subsidiaries (the “Notes”), which will increase the Company’s interest expense.  The Company’s depreciation and amortization expense will increase significantly, primarily due to increases in the fair values of its tangible assets and amortizable intangible assets as a direct result of these adjustments.

The following discussion and analysis of the Company’s historical financial condition and results of operation covers periods prior to and after the consummation of the Transactions.  Significant additional liquidity requirements, resulting primarily from increased interest expense, and other factors related to the Transactions, such as increased depreciation and amortization as a result of the application of purchase accounting, has significantly affected the Company’s financial condition, results of operations and liquidity going forward.

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

The Company recognizes the cost of all time-based employee stock options on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.  Prior to adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  All employee stock options were granted at or above the grant date market price.  Accordingly, for the thirteen and thirty-nine weeks ended October 1, 2005, the Company did not recognize compensation expense for stock option grants and amortized restricted stock unit grants at fair market value at the date of grant over specified vesting periods.  For the period January 1 to February 13, 2006, the Company recognized approximately $9.3 million and $3.2 million of total unrecognized compensation cost as of December 31, 2005 related to stock option grants and restricted stock unit awards, respectively, under the Company’s stock option plans.  The consummation of the Merger accelerated the recognition of compensation cost, and, accordingly, all of this cost was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations in the period from January 1, 2006 to February 13, 2006 (predecessor entity).  In connection with the Merger, the Company adopted the Linens Holding Co. Stock Option Plan.  The compensation cost that has been charged against income for stock option grants from the Company to eligible employees of the Company and its subsidiaries was $1.0 million for the thirteen weeks ended September 30, 2006 and $3.4 million for the period February 14, 2006 to September 30, 2006 (successor entity) and is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

As a result of the Transactions, the current year’s financial results for the thirteen and thirty-nine weeks ended September 30, 2006 have been separately presented in the Condensed Consolidated Statements of Operations split between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006, the date of the consummation of the Transactions, and the “Successor Entity” covering the period February 14, 2006 through September 30, 2006.  The results for the comparable period in the prior year are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through

September 30, 2006 in its discussion below.  This combination is not GAAP presentation.  However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

Thirteen Weeks Ended September 30, 2006 Compared with Thirteen Weeks Ended October 1, 2005

Net sales for the thirteen weeks ended September 30, 2006 increased approximately 4.6% to $658.2 million compared to $629.3 million for the same period last year.  The increase in net sales is primarily due to the opening of new stores.  Comparable store sales increased 0.2% for the thirteen weeks ended September 30, 2006 compared to a decline of 10.5% for the same period last year.  The improvement in comparable store sales is due to higher guest traffic, which was positively impacted by the repositioning of the Company’s marketing program, offset by a decrease in average transaction value due to markdowns associated with the Company’s efforts to clear nonproductive and aged inventory.  At September 30, 2006, the Company operated 561 stores, including 33 stores in Canada, as compared with 527 stores, including 29 stores in Canada, at October 1, 2005.  Store square footage increased approximately 5.7% to 18.6 million at September 30, 2006 compared with 17.6 million at October 1, 2005.  During the thirteen weeks ended September 30, 2006, the Company opened eight stores and closed two stores as compared with opening 14 stores and closing three stores during the same period last year.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales.  Buying expenses include all direct and indirect costs to procure merchandise.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.  Gross profit as a percentage of net sales was flat compared to the same period last year.  For the thirteen weeks ended September 30, 2006 gross profit was $269.6 million, or 41.0% of net sales, compared with $258.3 million, or 41.1% of net sales, for the same period last year.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses.  SG&A for the thirteen weeks ended September 30, 2006 was $287.8 million, or 43.8% of net sales, compared with $255.5 million, or 40.6% of net sales, for the same period last year.  The increase in SG&A as a percent of net sales is primarily due to an increase in occupancy costs as a result of new store additions and costs associated with the purchase of the Company.  Fixed costs, such as occupancy, increased as a percentage of net sales as a result of faster growth than the Company’s net sales.  In response to its sales performance, the Company reduced certain variable corporate overhead expenses, but maintained overall store payroll as a percentage of net sales to support sales.  Marketing as a percentage of net sales was 3.9% for the thirteen weeks ended September 30, 2006 versus 4.5% for the thirteen weeks ended October 1, 2005.  Marketing as a percentage of net sales declined due to a repositioning of the Company’s marketing program to less expensive newspaper inserts from direct mail compared to the prior period.  In addition, the prior year included a cost for TV media placement.

Operating loss for the thirteen weeks ended September 30, 2006 was approximately $18.2 million, or (2.8%) of net sales, compared with operating income of $2.8 million, or 0.5% of net sales, for the same period last year.

Net interest expense for the thirteen weeks ended September 30, 2006 increased to approximately $23.6 million from $1.2 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates offset by lower average investment balances also contributed to the overall increase in net interest expense.

The Company’s income tax benefit was approximately $14.4 million for the thirteen weeks ended September 30, 2006 compared with income tax expense of $0.6 million for the same period last year.  This increase in tax benefit is due to additional pretax losses caused in part by additional occupancy cost and merger-related interest.  The Company presently expects that it will realize a portion of the federal tax benefit for losses incurred in the thirteen week period ending September 30, 2006 against taxable income currently projected to be generated in the fourth quarter of 2006 with the remainder utilized as a carryover to 2007.  The Company’s effective tax benefit rate for the thirteen weeks ended September 30, 2006 decreased to 34.4% compared to 37.7% for the same period last year due to a reduction in state tax benefits in certain jurisdictions caused by greater non-deductible interest expense and increased valuation allowances for certain deferred state tax benefits.

As a result of the factors described above, net loss for the thirteen weeks ended September 30, 2006 was approximately $27.4 million compared with net income of $1.0 million for the same period last year.

Thirty-nine Weeks Ended September 30, 2006 Compared with Thirty-nine Weeks Ended October 1, 2005

The following table sets forth the comparative condensed consolidated statements of operations for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 on a combined basis, including the increase or decrease between the periods presented (in thousands):

	Thirty-nine Weeks Ended September 30, 2006
	February 14 to September 30, 2006 (Successor Entity)	January 1 to February 13, 2006 (Predecessor Entity)	Combined	Thirty-nine Weeks Ended October 1, 2005	Increase (Decrease)

Net sales	$1,577,583	$284,971	$1,862,554	$1,773,531	$89,023

Cost of sales, including buying and distribution costs	951,007	180,675	1,131,682	1,041,880	89,802

Gross profit	626,576	104,296	730,872	731,651	(779)

Selling, general and administrative expenses	705,705	174,138	879,843	743,364	136,479

Operating loss	(79,129)	(69,842)	(148,971)	(11,713)	(137,258)

Interest income	(137)	(668)	(805)	(678)	(127)
Interest expense	55,404	—	55,404	3,301	52,103
Net interest expense (income)	55,267	(668)	54,599	2,623	51,976

Loss before benefit for income taxes	(134,396)	(69,174)	(203,570)	(14,336)	(189,234)

Benefit for income taxes	(50,322)	(21,270)	(71,592)	(5,354)	(66,238)

Net loss	$(84,074)	$(47,904)	$(131,978)	$(8,982)	$(122,996)

Net sales for the thirty-nine weeks ended September 30, 2006 increased approximately 5.0% to $1,862.6 million compared to $1,773.5 million for the same period last year.  The increase in sales is primarily due to new store openings and an increase in guest traffic offset by a decline in average transaction value.  During the thirty-nine weeks ended September 30, 2006, the Company opened 21 stores and closed two stores as compared with opening 39 stores and closing four stores during the same period last year.

Comparable store sales decreased 1.0% for the thirty-nine weeks ended September 30, 2006 compared to a decline of 7.8% for the same period last year.  The overall decrease in comparable store sales is due to a decline in average transaction value due to markdowns associated with the Company’s efforts to clear nonproductive and aged inventory, offset by an increase in guest traffic due to the Company’s repositioning of its marketing programs, which includes more visual direct mail and preprint and a focus on core merchandise.

Gross profit for the thirty-nine weeks ended September 30, 2006 was $730.9 million, or 39.2% of net sales, compared with $731.7 million, or 41.3% of net sales, for the same period last year.  The decrease in gross profit as a percentage of net sales was primarily caused by increased markdowns.  The markdowns were associated with the Company’s efforts to sell nonproductive and aged inventory in order to transition to newer assortments and position the Company for the Holiday season.

SG&A for the thirty-nine weeks ended September 30, 2006 was $879.9 million, or 47.2% of net sales, compared with $743.4 million, or 42.0% of net sales, for the same period last year.  The increase in SG&A is primarily due to higher occupancy costs as a result of new store additions and costs incurred due to the purchase of the Company.  In addition, due to the Company’s sales performance, particularly in the first quarter, fixed costs such as occupancy and corporate office expenses as a percentage of net sales are greater.

Operating loss for the thirty-nine weeks ended September 30, 2006 was approximately $149.0 million or (8.0%) of net sales, compared with an operating loss of $11.7 million or (0.7%) of net sales, for the same period last year.

Net interest expense for the thirty-nine weeks ended September 30, 2006 increased to approximately $54.6 million from $2.6 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates offset by lower average investment balances also contributed to the overall increase in net interest expense.

The Company’s income tax benefit was approximately $71.6 million for the thirty-nine weeks ended September 30, 2006, compared with an income tax benefit of $5.3 million for the same period last year.  This increase in tax benefit is due to additional pretax losses caused in part by additional occupancy cost and merger-related interest.  The Company presently expects that it will realize most of the federal tax benefit for losses incurred in the thirty-nine week period ending September 30, 2006 by: (i) carryback predecessor losses, (ii) absorption against taxable income currently projected to be generated in the fourth quarter of 2006 and (iii) carryover any remaining loss to 2007.  Due to an increase in nondeductible expenses related to the merger, the Company’s effective tax benefit rate for the thirty-nine weeks ended September 30, 2006 declined to 35.2% compared to 37.3% for the same period last year.

As a result of the factors described above, net loss for the thirty-nine weeks ended September 30, 2006 was approximately $132.0 million compared with a net loss of $ 9.0 million for the same period last year.

Liquidity and Capital Resources

In connection with the Transactions, the Company had significant cash outlays during the thirteen-week and thirty-nine-week periods ended September 30, 2006 and became highly leveraged upon the issuance of $650 million aggregate principal amount of the Notes.  As of December 31, 2005, the Company had no indebtedness outstanding except for a $2.1 million mortgage note obligation.  Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to the last fiscal year as a result of the Notes.

The Notes consist of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (the “Issuers”).  The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of September 30, 2006, the interest rate on the Notes was 11.1%, based on a LIBOR rate of 5.5%.  On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements for disclosures regarding these derivatives).

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

The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

Concurrent with the closing of the Merger in February 2006, the Issuers also entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third-party institutional lenders which expires February 14, 2011.  The Credit Facility provides senior secured financing of up to $600 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250 million senior revolving credit facility amended November 2004, which allowed for up to $50 million in borrowings from additional lines of credit outside the agreement, including CAD $40 million covering the Company’s Canadian operations.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain customary affirmative covenants and events of default.  During the period February 14 to September 30, 2006, the Company always maintained excess availability under the Credit Facility above $75 million and, accordingly, is not subject to compliance with certain financial ratio maintenance covenants as of September 30, 2006.  As of September 30, 2006, the Issuers had $225.9 million in borrowings under the Credit Facility at an average interest rate of 7.0%.  The Company also had $193.7 million of letters of credit outstanding as of September 30, 2006 issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases.  Borrowings under the Credit Facility have been classified as short-term as of September 30, 2006 in accordance with the Company’s representation that it expects to have the ability and intent to repay these borrowings from existing current assets within one year.  The Company is not obligated under any formal or informal compensating balance requirements.

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

As a result of the Transactions, the cash flow results for the thirty-nine weeks ended September 30, 2006 have been separately presented in the Condensed Consolidated Statements of Cash Flows split between the “Predecessor Entity”, covering the period January 1 to February 13, 2006 and the “Successor Entity” covering the period February 14 to September 30, 2006.  The comparable period results for the prior year are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through September 30, 2006 in its discussion below.  This combination is not a GAAP presentation.  However, the

Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash used in operating activities for the periods February 14 to September 30, 2006 and January 1 to February 13, 2006 was $211.8 million and $65.1 million, respectively.  Net cash used in operating activities for the combined thirty-nine weeks ended September 30, 2006 was $276.9 million compared with $111.3 million used in operating activities for the same period last year.  The increase in net cash used in operating activities is due to an increase in inventories primarily due to new store openings and to support the upcoming holiday season, additional costs incurred by the Company resulting from the consummation of the Transactions and the timing of vendor payments.

Net cash used in investing activities for the periods February 14 to September 30, 2006 and January 1 to February 13, 2006 was $1,243.5 million and $7.8 million, respectively.  Net cash used in investing activities for the combined thirty-nine weeks ended September 30, 2006 was $1,251.3 million compared with $89.0 million used in investing activities for the same period last year.  Excluding acquisition cost in connection with the Transaction, net cash used in investing activities was $45.8 million, a decrease from the prior year due to fewer new store openings.  The Company currently estimates capital expenditures will be approximately $80 million in fiscal 2006, primarily to open approximately 30 new stores, to maintain existing stores, and for system enhancements and other capital additions.  For the thirty-nine week period ended September 30, 2006 such amounts totaled approximately $34 million, $11 million and $4 million to open new stores, to maintain existing stores and for system enhancements and other capital additions, respectively.

Net cash provided by financing activities for the periods February 14 to September 30, 2006 and January 1 to February 13, 2006 was $1,466.6 million and $5.0 million, respectively.  Net cash provided by financing activities for the combined thirty-nine weeks ended September 30, 2006 was $1,471.6 million compared with $33.4 million provided by financing activities for the same period last year.  The increase is due to the issuance of the Notes, the issuance of Company stock primarily to the Sponsors in connection with the Transactions and an increase in borrowings under the Credit Facility to fund working capital needs.

Management regularly reviews and evaluates its liquidity and capital needs.  The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year.  As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the Credit Facility from those currently existing and/or other debt or equity funding.  Management currently believes that the Company’s cash flows from operations, its availability under the Credit Facility, its access to increases to the Credit Facility or additional capacity from new credit facilities will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due.  The Company cannot, however, give any assurances that it will be able to obtain access to increases to the Credit Facility or additional capacity from new credit facilities in the future.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Credit Facility and the Notes.  The Credit Facility and the Notes carry floating rate interest and, therefore, the Company’s results of operations for fiscal 2006 will be exposed to changes in interest rates.  As of September 30, 2006, the Company had $225.9 million in borrowings under the Credit Facility at an average interest rate of 7.0% and $650 million aggregate principal amount in Notes at an interest rate of 11.1% (see Notes 4 and 10 to the Condensed Consolidated Financial Statements).  As of September 30, 2006 a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $8.8 million.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements for disclosures regarding these derivatives).

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 33 stores in Canada as of September 30, 2006.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of September 30, 2006 and for the thirty-nine-week period then ended the Company did not hedge against foreign currency risks.

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 1A.         Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-Q for the quarterly reporting period ended July 1, 2006.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2006, George G. Golleher, a non-employee director of Linens Holding Co. and Linens ‘n Things, Inc., purchased 10,000 shares of the Company’s common stock for aggregate consideration of $500,000.

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

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.

Date: November 14, 2006	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 14, 2006	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)