Form 10-K
period 2006-12-30
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2007-03-27
CIK 1366913, 1366909, 1023052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:	333-135646-12
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

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act:

Yes ☐      No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐      No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filers ☐     Accelerated Filers ☐     Non-accelerated Filers ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐      No ☒

As of March 1, 2007, there were 13,013,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding.  None is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On November 7, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., National Realty & Development Corp. and Silver Point Capital Fund Investments LLC to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. in the merger described in Note 3 to the Consolidated Financial Statements included in this report, and Linens ‘n Things, Inc., as the surviving corporation, became a wholly-owned subsidiary of Linens Holding Co. (the “Company”).  The merger was financed in part by the issuance of $650 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 by Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc.  The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.).  This report also contains the consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and Subsidiaries, as of December 31, 2005, and for each of the two fiscal years then ended and the period January 1, 2006 to February 13, 2006.  The accompanying Consolidated Financial Statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 18 to the Consolidated Financial Statements) because management has determined that the differences in such financial statements are minor.  Unless the context requires otherwise, “we,” “us,” “our” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, the Company’s predecessor and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) with respect to the Company’s financial condition, results of operations and business that is not historical information.  All statements, other than statements of historical fact, included in this report are forward-looking statements.  In particular, statements that the Company makes relating to its overall volume trends, industry forces, margin trends, anticipated capital expenditures and its strategies are forward-looking statements.  When used in this document, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “plan” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would” and “could,” are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The Company believes there is a reasonable basis for its expectations and beliefs, but they are inherently uncertain, the Company may not realize its expectations and its beliefs may not prove correct.  Any forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those described or implied by any such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such factors include, without limitation: general economic conditions; changes in the retailing environment and consumer spending habits; inclement weather and natural disasters; competition from existing and potential competitors; the amount of merchandise markdowns; loss or retirement of key members of management; increases in the costs of borrowings and unavailability of additional debt or equity capital; impact of the Company’s substantial indebtedness on its operating income and its ability to grow; the cost of labor; labor disputes; increased healthcare benefit costs; other costs and expenses; and other important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this report.

PART I — FINANCIAL INFORMATION

Item 1.  Business

About the Company

Linens Holding Co, a Delaware corporation (the “Company”), together with its wholly owned consolidated subsidiaries, including Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., is an entity that was formed in connection with the acquisition of all of the outstanding shares of common stock of Linens ‘n Things, Inc. for $28.00 per share in cash, without interest, for aggregate consideration of approximately $1.3 billion.  The Company was incorporated on November 7, 2005.

On November 7, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. in the merger described in Note 3 to the Consolidated Financial Statements included elsewhere in this report (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly-owned subsidiary of Linens Holding Co.

Linens ‘n Things, Inc., a Deleware corporation, was incorporated on September 10, 1996 and was a wholly owned subsidiary of CVS Corporation (“CVS”), formerly Melville Corporation, until November 26, 1996, when CVS completed an initial public offering of the Linens ‘n Things, Inc. common stock.  Linens ‘n Things Center, Inc., a California corporation and wholly owned subsidiary of Linens ‘n Things, Inc., was incorporated on January 12, 1996.

The Company is the second largest specialty retailer of home textiles, housewares and home accessories in North America operating 571 stores in 47 U.S. states and six Canadian provinces as of December 30, 2006. The Company is a destination retailer, offering one of the broadest and deepest selections of high quality brand-name as well as private label home furnishings merchandise in the industry. The Company’s average store size of approximately 33,000 gross square feet enables it to offer a more comprehensive product and brand selection than department stores and other retailers that sell home furnishings.  The Company believes its store format coupled with its knowledgeable sales assistance and attentive service to its customers, who the Company refers to as its guests, creates an enjoyable shopping experience. The Company’s primary target guest is female between the ages of 25 and 55 who is fashion and brand conscious, has good-to-better income and focuses on the home as a reflection of her individuality.

The Company is committed to providing its guests with a one-stop shopping destination for home furnishings. The Company’s extensive merchandise offering enables its guests to select from a wide assortment of styles, brands, colors and designs across varying price points at competitive values. The Company’s “linens” product line includes home textiles such as bedding, towels, window treatments and table linens. Its “things” product line includes housewares and home accessories such as cookware, dinnerware, glassware, small appliances, candles, picture frames and storage and cleaning products. The Company offers a wide array of national home furnishing brands, including All-Clad, Braun, Calphalon, Conair, Croscill, Cuisinart, Henckels, Krups, KitchenAid, Nautica, OXO, Wamsutta and Yankee Candle. It also offers products under its LNT Home private label brand, which is designed to complement its brand name products by offering its guests quality merchandise at value prices. The Company also carries a number of exclusive products, including several high-fashion home textile patterns from Waverly and the Nate Berkus collection.

The Company’s store format features an efficient racetrack layout in a visually appealing format that encourages guests to shop the entire store. It operates various store size formats generally ranging from 25,000 to 40,000 gross square feet. This allows the Company to match the size of its stores with the market potential of each location. The Company’s stores are located predominately in power strip centers adjacent to complementary broad-based retail chains. In addition, its stores are generally located in geographic trading areas with at least 150,000 people within a 5 to 10 mile radius and with demographic characteristics that match its target guest profile.

Business Strategy

The Company believes its underlying fundamentals are strong, including its well-known brand name and attractive real estate locations, and the fundamentals of its industry are favorable.  Under the leadership of Robert J. DiNicola, who assumed the role of Chairman and Chief Executive Officer in 2006, the Company intends to focus on growing its sales per square foot to improve the productivity of its existing store base, which the Company believes is key to improving its profitability and cash flow.

Beginning in March 2006, the Company instituted a long-term three phase multi-year plan to turn the Company around.  The first phase consists of getting back to basics, which the Company is now deeply committed to.

As part of this committment, the Company intends to pursue the following initiatives:

 Improve Its Overall Merchandise Assortments.    The Company intends to maximize merchandise productivity by continuing to implement the following assortment planning initiatives:

•                  Reduce its overall SKUs and increase the in-stock positions of its most popular merchandise;

•                  Re-allocate space in its stores to more productive categories; and,

•                  Selectively expand existing merchandise categories and key vendor assortments as well as introduce new merchandise product lines that better reflect the style preferences of its guests.

Establish a Key Item Program.    The Company has established a “Best Bets” program in order to provide its guests superior value on the Company’s top 100 selling items. The Company prices these key items competitively and maintains deep in-stock positions to meet guest demand. The Company believes that its key item program will help drive store traffic, improve sales per square foot and strengthen the Linens ‘n Things brand over the long-term.

Increase the Effectiveness of Its Marketing Expenditures.    The Company has implemented an aggressive new, multi-tiered marketing campaign that re-invigorates the Linens ‘n Things brand, emphasizes its commitment to its “Best Bets” program and drives traffic to its stores. Its marketing expenditures were approximately $127.0 million in fiscal 2006, or 4.5% of net sales. The Company expects marketing expenditures in fiscal 2007 to be similar to the prior year, broadening its reach with a more diversified mix of marketing utilizing broadcast media, preprint, newspaper advertising and direct mail. The Company believes that these changes, coupled with a greater emphasis on national advertising, will be more effective in communicating its merchandising strategy while attracting new guests into its stores and enhancing its brand.

Improve Its Guests’ Shopping Experience.    The Company’s goal is to exceed its guests’ expectations in every store, every day. It intends to achieve this goal by building on its existing service philosophy and by creating a more inviting atmosphere for its guests. The Company believes it can make its guests’ shopping experience more efficient and enjoyable through enhanced merchandise presentation, including more stimulating product displays and clearer in-store signage.

Improve Its Operating Free Cash Flow.    The Company is highly committed to increasing its operating free cash flow. As a result, it plans to reduce new store openings over the next few years and focus on improving the operations of its existing stores. During fiscal 2006, the Company opened 31 new stores as opposed to an average of approximately 56 new stores per year during the three fiscal years preceding fiscal 2006.  The Company currently expects to open approximately 20 new stores in 2007. As a result, the Company currently expects its fiscal 2007 capital expenditures to be approximately $40 million, as opposed to $77.2 million in fiscal 2006. In addition, in connection with its merchandise assortment planning and sales productivity initiatives, the Company expects to improve its inventory turns and reduce its working capital. Its new business strategy does not require any out of the ordinary or one-time capital expenditures.

Realize Improved Financial Performance as Recently Opened Stores Mature.    As of December 30, 2006, the Company operates 571 stores, 140 of which were opened since the beginning of 2004. These 140 stores have not yet reached sales and store-level EBITDA consistent with the Company’s stores that were opened before 2004. Store-level EBITDA represents operating profit derived for each store, before depreciation for all fixed assets located at each store and amortization, where operating profit is based on each store’s actual sales less direct expenses excluding an allocation of overhead. Historically, new stores take four to five years to reach the financial performance of a mature store. Accordingly, the Company expects its recently opened stores to generate improved financial performance and contribute meaningfully to its overall net sales and store-level EBITDA as they mature over the next few years.

Competitive Strength

 Strong Brand Name Recognition.    The Linens ‘n Things brand name has a strong reputation as a leading provider of home furnishings. Its brand recognition is reinforced by its national footprint and highly visible store locations. Additionally, the Company utilizes extensive national and local advertising through multiple formats to reinforce its guest recognition and support its promotional events. Based on a study by Leo J. Shapiro & Associates, an independent market research firm, in May 2005, nine out of 10 U.S. households located in its markets recognize the Linens ‘n Things brand.

Leading Destination for Home Furnishings.    The Company is the second largest specialty retailer of home textiles, housewares and home accessories in North America and operates 571 stores in 47 U.S. states and six Canadian provinces with an aggregate of approximately 18.9 million gross square feet as of December 30, 2006. With over 25,000 SKUs, the Company markets one of the broadest and deepest selections of home furnishings in the industry, providing the Company with a competitive advantage over department stores and mass merchants who offer a more limited product selection. The Company’s more comprehensive product and brand selection provides its guests with a one-stop shopping destination for their home furnishing needs.

        Well Maintained Store Base with Attractive Real Estate.    The Company’s portfolio of stores is primarily located in high traffic suburban locations that are convenient and accessible to its core guests and in close proximity to other high quality, national retailers. According to a study done by MapInfo in March 2004, the Company’s real estate is extremely competitive as to location and size with other national specialty retailers of home furnishings. The Company’s store base is up to date with an average age per store of approximately six years. The Company believes that the average age of its store base minimizes its near-term maintenance and remodeling capital expenditure requirements.

        Strong and Diversified Vendor Relationships.    The Company is one of the largest purchasers of home furnishings in the United States and has developed strong long-term relationships with its vendors, from whom it consistently purchases large quantities of quality merchandise. The Company believes that its strong and diversified vendor relationships coupled with its buying power provides it a competitive advantage in the U.S. home furnishings market. In addition, due to its broad range of branded products, the Company’s success is not dependent on any one specific product or vendor. In fiscal 2006, no single vendor accounted for more than 8% of its purchases.

        Strong Guest Base.    The Company has cultivated a strong base of loyal guests who return to its stores time and again. This is complemented by its Internet website which allows guests both to purchase its products and receive product information. The Company has a large customer database that it uses to reach its target guests through, among other things, direct mail events. The Company defines active guests as those who have visited its stores at least once in the last 12 months. The Company has over 12.3 million active guests in its database, who on average visit its stores approximately 2.3 times each year. To further strengthen its guest base, the Company also offers a private label charge card program, which has built-in loyalty programs to encourage more frequent visits and allows it to more efficiently target its direct mail efforts.

Products and Merchandising

The Company offers quality home textiles, housewares and home accessories at compelling values. The Company’s extensive merchandise offering of over 25,000 SKUs in an average store enables its guests to select from within each of its major product lines a wide assortment of styles, brands, colors and designs that exceed the selection generally available in department stores. The Company’s “linens” product line includes home textiles such as bedding, towels, window treatments and table linens. Its “things” product line includes housewares, home accessories and storage and cleaning, such as cookware, dinnerware, glassware, small appliances, candles and picture frames. The Company is committed to maintaining a consistent in-stock inventory position and ensuring that its stores carry a broad and deep merchandise selection.

The Company also intends to continue to implement its assortment planning and space management initiatives to maximize productivity.  It will continue to re-allocate space in its stores to merchandise categories that better reflect guest demand. This effort allows the Company the opportunity to maximize productivity by expanding high-growth categories.  As a result, the Company’s stores now carry a deeper, more balanced selection of merchandise that more closely corresponds with the preferences of its guests. In addition, the Company’s merchandise is displayed with impactful presentations in groups of related product lines, and seasonal merchandise and impulse items are prominently displayed in the front of the store. The presentation of its merchandise is designed to maximize customer convenience and reinforce its guests’ impression that the Company offers a wide selection. For fiscal 2007, the Company intends to continue its focus on adding more newness in its assortment by offering updated merchandise and building brands both within a category and across categories. As part of its back to basics approach, the Company will continue to clear aged and non-producitve inventory, reinvesting those dollars into more productive categories, classifications and key items, particularly in support of the “Best Bets” program to highlight the top 100 best selling core items, reinvigorating the textile side of the business with a concerted effort to focus on sheets, towels, pillows and comforters, and emphasizing tabletop beginning with a focus on dinnerware, glassware and flatware.  In addition, the Company intends to focus on improving the in-store experience with enhanced merchandise presentation and clearer signage.

  Merchandise and sample brands offered in each major department are highlighted below:

Department	Items Sold	Sample Brands
Bath	Towels, shower curtains, waste baskets, bathroom rugs and wall hardware	Croscill, Nautica and Wamsutta
Home Accessories	Decorative pillows, napkins, tablecloths, placemats, lamps, gifts, picture frames, candles and framed art	Colonial Candle, Waverly and Yankee Candle
Housewares	Cookware, cutlery, kitchen gadgets, small electric appliances (such as blenders and coffee makers), dinnerware, flatware and glassware	All-Clad, Black & Decker, Braun, Calphalon, Circulon, Cuisinart, Farberware, Henckels, KitchenAid, Krups and OXO
Storage and Cleaning	Closet-related items (such as hangers, organizers and shoe racks), cleaning and laundry care products	Bissell, Dyson, Euro-Pro, Hoover, Rowenta and Rubbermaid
Bedding	Sheets, comforters, comforter covers, bedspreads, bed pillows, blankets and mattress pads	Croscill, Liz Claiborne, Nautica, Wamsutta and Waverly
Window Treatment	Curtains, valances and window hardware	Croscill, Nautica, Wamsutta and Waverly

The Company’s merchandise procurement is done centrally rather than in store operations. The Company utilizes an auto-replenishment system, whereby approximately 95% of its core products are replenished from a centralized monitoring system, accounting for approximately 60% of the Company’s receipts.

Guest Service and Marketing

The Company treats every customer as a guest. The Company’s philosophy is to enhance its guests’ entire shopping experience so that it will become the store of first choice for its guests’ home furnishing needs. To facilitate the ease of shopping, the Company’s assisted self-service culture is complemented by trained department specialists, zoned floor coverage, product information displays and videos, self-demonstrations and in-store product seminars. The entire store team is trained to be highly visible in order to assist guests with their selections. The use of modern technologies reduces the need for its associates to manage “back office” activities so that the majority of their time can be focused on greeting and assisting guests and delivering attentive service. Sophisticated management systems that provide efficient guest service and the Company’s fair return policies are geared toward making each guest’s visit a convenient, efficient and pleasant experience.

Sales Associates

The Company seeks to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to its guests. The Company offers competitive wages and on-going training and personnel development in order to attract and retain qualified, motivated associates committed to providing superior guest service. Training at the sales associate level focuses on the areas of guest interaction, product knowledge and store systems usage.

Marketing and Advertising

The Company uses its advertising programs to communicate, build and strengthen the Linens ‘n Things brand. The Company has implemented an aggressive new, multi-tiered marketing campaign that re-invigorates the Linens ‘n Things brand, emphasizes the Company’s commitment to its “Best Bets” key-item program and drives traffic to its stores. The Company expects marketing expenditures in fiscal 2007 to be similar to the prior year and to continue its initiatives started in fiscal 2006 to broaden its reach with a more diversified mix of marketing utilizing broadcast media, preprint and newspaper advertising and direct mail. The Company believes that these changes, coupled with a greater emphasis on national advertising, will be more effective in communicating its merchandising strategy while attracting new guests into its stores and enhancing its brand. The Company focuses its advertising programs during key selling seasons such as spring/summer, back-to-school and holidays. In addition, it utilizes its proprietary marketing database to track the buying habits of its guests.

Private Label Charge Card

To further strengthen its guest base and build guest loyalty, the Company offers a private label charge card program. Through a points program, guests receive enhanced value by using the card. The program also allows the Company to provide consistent and effective communication with its guests, while increasing its information base of its guests’ purchasing patterns. Subject to customary exceptions, credit risk relating to this program is borne by GE Money, a top issuer of private label credit cards.

Vendor Relationships

The Company’s merchandise assortment consists of a wide selection of high quality, brand name fashion home textiles, housewares and home accessories from both established and emerging vendors. The Company communicates with its vendors frequently, providing feedback on current demand for their products. Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise, and competition among retailers to obtain and sell these key-vendor-sourced goods is intense. The Company’s relationships with its vendors have been a significant contributor to its past success. The Company monitors and evaluates the sales and profitability performance of each vendor and adjusts its future purchasing decisions from time to time based upon the results of this analysis. The Company has no guaranteed supply arrangements with its principal merchandising sources.

The Company purchases its merchandise from a diverse vendor base of approximately 1,200 suppliers, of which approximately 21% are located overseas. In fiscal 2006, products supplied by the Company’s 25 largest vendors represented approximately 40% of its purchases, with its top three vendors supplying approximately 13% of its purchases and its largest single vendor supplying approximately 8% of its purchases. The Company believes that this buying power and its ability to make centralized purchases generally allow it to acquire products at favorable terms. In addition, the breadth of the Company’s sourcing helps mitigate risks associated with a single brand or designer.

Store Operations

Store Management and Operations

The Company places a strong emphasis on its people, their development and their opportunity for advancement, and is committed to maintaining a high internal promotion rate. The Company’s practice is to open each new store with a seasoned management team, which usually includes managers who have significant experience with its Company. Additionally, the Company’s structured management-training program requires that each new manager learn all facets of the business within the framework of a fully operational store. This program includes, among other things, product knowledge, merchandise presentation, business and sales perspective, employee relations and manpower planning. At the sales associate level, the Company focuses its training on guest interaction, product knowledge and store systems usage. The Company believes that its policy of promoting from within, as well as the opportunities for advancement from its store expansion program, serve as incentives to attract and retain quality individuals.

Linens ‘n Things’ stores are open seven days a week, generally from 9:00 am to 9:30 pm Monday through Saturday and 10:00 am to 7:00 pm on Sunday unless affected by local laws.

Distribution

The Company currently operates distribution centers in Shepherdsville, Kentucky; Swedesboro, New Jersey and Greensboro, North Carolina. It also uses third-party logistics companies to supplement its distribution centers. The Company believes that the utilization of centralized distribution centers has resulted in lower average freight expense, more timely control of inventory shipments to stores and improved information flow. The Company also believes strong distribution support for its stores is a critical element in its strategy and is central to its ability to maintain a low cost operating structure.

The Company manages the distribution process centrally from its corporate headquarters. Purchase orders issued by the Company are electronically transmitted to nearly all of its suppliers. The Company plans to continue its efforts to ship as much merchandise through its distribution centers as possible to ensure all benefits of its logistics strategy are fully utilized. Continued growth will also facilitate new uses of electronic data interchange technologies between its suppliers and the Company to exploit the most productive and beneficial use of its assets and resources. In order to realize greater efficiency, the Company also uses third-party freight carriers to ship its merchandise from its distribution centers to its stores.

Management Information Systems

The Company continually evaluates and upgrades its management information systems to enhance the quantity, quality and timeliness of information available to management. The Company believes its management information systems have fully integrated its stores, headquarters and distribution process. Over the last several years, the Company has made significant investments in technology to improve guest service such as Internet and online bridal and gift registry tools. The Company operates an IBM AS/400 management information system that integrates all major aspects of its business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment and financial systems. Information obtained from management information systems results in automatic inventory replenishment in response to specific requirements of each store, thereby improving in-stock positions and enhancing guest service. The Company also utilizes hand-held scanners with inventory status and price look-up capabilities, which allow its sales associates to remain accessible to guests on the selling floor.

Competition

The U.S. retail home furnishings market is highly fragmented. The market includes many different types of retailers including, among others, department stores, mass merchandisers and discounters, specialty retailers, home improvement centers and warehouse clubs. The Company believes that its ability to compete successfully in its market is influenced by several factors, including price, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, guest service and superior store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources. The Company generally classifies its competition as follows:

 Department Stores

This category includes national and regional department stores such as J.C. Penney Company Inc., Sears, Roebuck and Co., a wholly owned subsidiary of Sears Holdings Corporation, and the department store chains operated by Federated Department Stores, Inc. These retailers offer name brand merchandise as well as their own private label furnishings. In general, department stores offer a more limited selection of home furnishings merchandise than the Company does.  The prices offered by department stores during off-sale periods generally are significantly higher than those of the Company and during on-sale periods are comparable to or slightly higher than those of the Company.

 Mass Merchandisers

This category includes companies such as Wal-Mart Stores, Inc. and Target Corporation. Fashion home furnishings generally represent only a small portion of the total merchandise sales in these stores; however, this channel of distribution makes up the largest portion of home furnishings sales. These stores generally offer a more limited merchandise selection with fewer high quality name brands and lower quality merchandise at lower price points. In addition, these mass merchandisers typically have more limited guest service staffing than the Company does.

 Specialty Stores/Retailers

This category includes large format home furnishings retailers including Bed Bath & Beyond, Inc., Home Goods, a division of TJX Companies, Inc. and smaller format retailers such as Pier One Inc., Crate & Barrel and Williams-Sonoma, Inc. The Company estimates that the large format stores range in size from approximately 25,000 to 70,000 gross square feet offering home furnishing merchandise selection of approximately 15,000 to 40,000 SKUs. These retailers attempt to develop loyal guests and increase guest traffic by providing a single outlet to satisfy the guest’s household needs. The smaller format retailers generally offer a more limited selection of merchandise within a specific niche and generally range in size from 2,000 to 20,000 gross square feet.

 Other Retailers

This category includes mail order retailers, such as Domestications; off-price retailers, such as Kohl’s Corporation; the T.J. Maxx and Marshall’s divisions of the TJX Companies, Inc.; home improvement stores, such as The Home Depot, Inc. and Lowe’s Companies, Inc.; warehouse clubs, such as Costco Wholesale Corporation and Sam’s Club and smaller local retail stores. These retailers, with the exception of off-price retailers, generally offer a more limited selection of merchandise. Off-price retailers typically offer closeout or out of season name brand merchandise at competitive prices.

Seasonality and Inflation

The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and, prior to the Merger before the Company became highly leveraged, substantially all of its net income for the year during the third and fourth quarters. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects that this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance; however, that the Company’s operating results will not be affected by inflation in the future.

Intellectual Property

The Company uses “Linens ‘n Things” and “LNT” as trademarks and as service marks in connection with retail services. The Company has registered the “Linens ‘n Things” and “LNT” marks with both the United States Patent and Trademark Office and the Canadian Intellectual Property Office. The Company believes that the name “Linens ‘n Things” and its related marks are important elements of its business. Its corporate website address is www.lnt.com.

Employees

As of December 30, 2006, the Company employed approximately 18,500 individuals, of whom approximately 7,300 were full-time employees and 11,200 were part-time employees. None of its employees is represented by a union, and the Company believes that it has a good relationship with its employees.

Government Regulation

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to its proprietary credit cards, credit to its guests is also provided through third parties such as American Express, Visa and MasterCard. Any change in the regulation of credit that would materially limit the availability of credit to its guest base could adversely affect the Company’s results of operations or financial condition.

The Company’s and its competitors’  practices are subject to review in the ordinary course of business by the Federal Trade Commission and are subject to numerous federal and state laws. Additionally, the Company is subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations that regulate retailers generally and/or govern the importation, promotion and sale of merchandise. The Company undertakes to monitor changes in these laws and believes that it is in material compliance with all applicable state and federal regulations with respect to such practices.

Foreign Sales

The Company’s current international business is in Canada. The following table represents a summary of net sales and long-lived assets:

	February 14, 2006 to December 30, 2006		January 1, 2006 to February 13, 2006		Fiscal 2005		Fiscal 2004
	(in millions)
Net sales from stores located within:
United States	$2,346.2	92.6%	$267.5	93.9%	$2,535.5	94.1%	$2,537.5	95.3%
Canada	188.2	7.4%	17.5	6.1%	159.2	5.9%	124.0	4.7%
Total	$2,534.4	100.0%	$285.0	100.0%	$2,694.7	100.0%	$2,661.5	100.0%
Long-lived assets(1)(2)
United States	$922.3	93.8%	$1,010.9	94.3%	$601.2	93.6%	$573.9	94.4%
Canada	60.9	6.2%	61.1	5.7%	41.2	6.4%	34.0	5.6%
Total	$983.2	100.0%	$1,072.0	100.0%	$642.4	100.0%	$607.9	100.0%

(1) Includes property and equipment, net of accumulated depreciation; identifiable intangible assets, net of accumulated amortization; goodwill and deferred financing cost and other noncurrent assets, net.

(2)  Amounts presented at February 13, 2006 are after purchase accounting adjustments in connection with the acquisition of Linens ‘n Things, Inc.

Available Information

Prior to the consummation of the Merger on February 14, 2006, when the common stock of Linens ‘n Things, Inc. was publicly traded on the New York Stock Exchange, the Company made available free of charge through its website, www.lnt.com, all materials that Linens ‘n Things, Inc. filed electronically with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

As a result of becoming a privately-held company upon the consummation of the Merger and the issuance in a private placement of the Senior Secured Floating Rate Notes due 2014, the Company was not required to file these reports with the SEC.  However, in accordance with the indenture governing these notes, reports were prepared on a basis that was equivalent to, but not filed with, the SEC, and such reports were furnished to noteholders by making them available on the Company’s website.  In August 2006 the notes were exchanged for new notes with terms that were identical to the original notes except that the exchange notes were registered under the Securities Act.  At such time, the Company once again became subject to filing obligations with the SEC pursuant to the Securities Exchange Act.  The Company has made available free of charge through its website all materials subsequently filed by the Company electronically with the SEC, including its Registration Statement on Form S-4, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

Investors may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company or its predecessor, Linens ‘n Things, Inc., filed electronically with the SEC.

Item 1A.  Risk Factors

The following risks comprise all the material risks of which the Company is aware of; however, these risks and uncertainties may not be the only ones the Company faces.  Additional risks and uncertainties not presently known to the Company or that it currently believes are immaterial may also adversely affect the Company’s business or financial performance.  The following risks could materially harm the Company’s business, financial condition, future results of operations and cash flow.

Risks Related to the Company’s Business

The Company’s profitability would be adversely affected if its merchandise selections do not match guest preferences.

The retail industry is subject to changing merchandise trends and consumer preferences. The Company’s success depends in large part on its ability to identify merchandise trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. The Company cannot give assurance that its merchandise selections will accurately reflect the preferences of its guests at any given time. In addition, any decline in the popularity or quality of any of its key brands could adversely affect its business. Furthermore, the products the Company sells often require long lead times to order and must appeal to consumers whose preferences cannot be predicted with certainty and often change rapidly. Consequently, the Company must stay abreast of changing lifestyle and consumer trends and anticipate trends and fashions that will appeal to its guests. If the Company miscalculates the market for its merchandise or the purchasing preferences of its guests, its business and financial results could be adversely affected.

The Company does not have long-term contracts with any of its vendors and if the Company is unable to purchase suitable merchandise in sufficient quantities at competitive prices, it may be unable to offer a merchandise mix that is attractive to its guests and its sales may be harmed.

Third-party vendors manufacture virtually all of the products that the Company offers. In fiscal 2006, the Company purchased its merchandise from approximately 1,200 vendors. Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise and competition among retailers to obtain and sell these goods is intense. In addition, nearly all of the brands of its top vendors are sold by competing retailers, and some of its top vendors also have their own dedicated retail stores. Moreover, the Company typically buys products from its vendors on a purchase order basis. The Company has no long-term purchase contracts with any of its vendors and, therefore, has no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to the Company or discontinue selling to the Company at any time. In fiscal 2006, products supplied by its 25 largest vendors represented approximately 40% of its purchases, with its top three vendors supplying approximately 13% and its largest single vendor supplying approximately 8% of its purchases for the year.

If the Company’s relationships with its vendors are disrupted, it might not be able to acquire the merchandise the Company requires in sufficient quantities or on terms acceptable to it. Any inability to acquire suitable merchandise would have a negative effect on the Company’s business and operating results because it would be missing products from its merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost guest sales.

Delays in receipt of merchandise in connection with either the manufacturing or shipment of such merchandise could affect the Company’s performance.

Virtually all of the Company’s merchandise is delivered to it by its vendors as finished goods and is manufactured in numerous locations. The Company’s vendors rely on third party carriers to deliver merchandise to its distribution facilities. In addition, the Company’s success depends on its ability to efficiently source and distribute merchandise to its retail stores and online guests. Events such as labor disputes, natural disasters, availability of raw materials, vendor financial liquidity, inclement weather, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to the Company and could adversely affect its results of operations. Upon the loss of one or more of its vendors, the Company may not be able to develop relationships with new vendors, and products from alternative sources, if available, may be more expensive or of a different or inferior quality from the ones the Company currently sells.

In addition, a significant portion of the Company’s merchandise is currently sourced by it or by its domestic suppliers from foreign vendors. As a result, events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to duties upon imports could cause significant delays or interruptions in the supply of its merchandise or increase its costs, either of which could have a material adverse effect on its business. Examples of such events include:

•                  political unrest, terrorist activities, war or other hostilities.

•                  strikes and labor problems;

•                  economic upheaval;

•                  import duties and quotas; and

•                  loss or change in “Most Favored Nation” status of the United States with a particular foreign country.

An increase in the cost to manufacture, or a disruption in shipment to the Company of, foreign-sourced products could decrease its sales and profitability.

The Company’s future growth and profitability could be adversely affected if its advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

The Company relies heavily on print advertising, including direct mail, to promote new store openings, to increase consumer awareness of its product offerings and pricing and to drive store traffic. In addition, the Company relies and will increasingly rely on other forms of media advertising. The Company’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its advertising and marketing programs. In order for its advertising and marketing programs to be successful, it must:

•                  effectively manage advertising and marketing costs in order to maintain acceptable operating margins and return on its marketing investment; and

•                  convert customer awareness into actual store visits and product purchases.

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

Most of the products that the Company sells are not consumer necessities. Purchases of the Company’s merchandise are largely dependent upon discretionary spending by its guests. A number of external economic factors could affect purchases by its guests of the type of merchandise it offers, including:

•                  disposable income or consumer confidence in future economic conditions;

•                  general economic and business conditions; and

•                  increased interest rates or consumer debt levels.

Decreases in consumer confidence and consumer spending could adversely impact the Company’s sales and results of operations. Reduced consumer spending may also require increased markdowns and increased promotional expenses, which would adversely impact its results of operations.

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

•                  increasing customer awareness and traffic to its stores;

•                  variety and fashion of the products it offers;

•                  maintaining favorable brand recognition and achieving customer perception of value;

•                  effectively marketing and competitively pricing its products to its target guests; and

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

The Company’s success is largely dependent on the efforts and abilities of its buyers and key sales associates. The Company’s ability to meet its labor needs generally is subject to numerous factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, the wages and benefits it pays, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If the Company were to lose buyers or key sales associates and not promptly fill their positions with comparably qualified individuals, its ability to benefit from long-standing relationships with key vendors or to provide relationship-based guest service may suffer. The Company cannot give assurance that it will not suffer significant attrition among its current buyers or key sales associates. The loss of these individuals could adversely affect its business.

The Company may not be successful in opening and operating new stores profitably or making its recently opened stores profitable.

Although at a decreased rate as compared to prior years, the Company plans to open a number of new stores as part of its growth strategy. There are many risks inherent in its store expansion strategy, and the Company cannot give assurance that it will be able to achieve its expansion goals. The Company’s ability to grow its store base and operate its new and recently opened stores profitably will be affected by many factors, including:

•                  risks inherent in constructing, furnishing and supplying a store in a timely and cost effective manner, including obtaining necessary permits and zoning approvals;

•                  integrating the new store into its distribution network;

•                  its ability to maintain financing on commercially reasonable terms;

•                  its ability to identify and secure favorable sites for its new stores in well-trafficked areas and to negotiate satisfactory rent and other lease terms;

•                  the competition for favorable store sites;

•                  the presence of other complementary retail outlets at the locations where the Company opens its new stores;

•                  the proximity of its competitors’ stores;

•                  the impact on sales at its existing stores if the Company locates new stores in the same market;

•                  its ability to invest in and expand its distribution, information technology, management and logistics infrastructure to support a continually increasing store base;

•                  its ability to attract, train and retain good and experienced store managers and store personnel for its new stores; and

•                  acceptance of its new stores in markets where the Company has limited or no existing presence.

The Company intends to open additional stores in new markets, as well as in existing markets, in fiscal years  2007, 2008 and beyond. The new markets the Company enters may have different competitive conditions, consumer trends and discretionary spending patterns than its existing markets, which may cause the Company’s stores in these new markets to be less successful than stores in its existing markets.

Where the Company adds stores into its existing markets, it may not be able to attract sufficient new customers to these new stores and, in addition, these new stores may have the effect of reducing sales from the Company’s existing stores in those markets, which may have an adverse effect on its results of operations.

The Company cannot give assurance that its new or recently opened stores will meet its internal financial operating targets or that it will be able to operate its new or recently opened stores profitably.  The Company also cannot give assurance that the operating results of its new or recently built stores will be comparable to the operating results of its mature existing stores.

A disruption in the operation of the Company’s distribution centers would impact its ability to deliver merchandise to its stores, which could adversely impact its sales and its results of operations.

The Company’s inventory is generally shipped by its suppliers to one of its three distribution centers, which are located in Shepherdsville, Kentucky; Swedesboro, New Jersey and Greensboro, North Carolina. At its distribution centers, the merchandise is processed, sorted and shipped to its stores. Events such as fire or other catastrophic events, any malfunction or disruption of its centralized information systems or shipping problems may result in delays or disruptions in the timely distribution of merchandise to its stores, which could adversely impact the Company’s sales and its results of operations. Additionally, increases in variable expenses such as fuel costs associated with its distribution operations may adversely impact the Company’s results of operations.

The Company’s revenues and cash requirements are affected by the seasonal nature of its business.

The Company’s business is subject to substantial seasonal variations.  Historically, the Company has realized a significant portion of its net sales for the year during the third and fourth quarters, with a majority of net sales realized in the fourth quarter.  The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, holiday spending patterns and general economic conditions.  The Company believes this is the typical pattern associated with its segment of the retail industry, and the Company expects this pattern will continue in the future.  In anticipation of its peak selling season, the Company incurs substantial additional costs, including additional inventory, payroll and advertising costs.  If for any reason the Company’s sales during the fourth quarter of any year were significantly below expectations, its results of operations for that full year would be materially adversely affected.

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

Extreme weather conditions in the areas in which the Company’s stores are located could adversely affect its business.  For example, heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for the Company’s guests to travel to its stores and thereby reduce its sales and profitability.  The Company’s business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm weather temperatures during the winter seasons could render a portion of the Company’s inventory incompatible with those conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect the Company’s business.

Acts of terrorism could adversely affect the Company’s business.

The economic downturn that followed the terrorist attacks of September 11, 2001 had a material adverse effect on its business. Any further acts of terrorism or other future conflict may disrupt commerce and undermine consumer confidence, cause a downturn in the economy generally, cause consumer spending or shopping center traffic to decline or reduce the desire of its guests to make discretionary purchases. Any of the foregoing factors could negatively impact the Company’s sales revenue, particularly in the case of any terrorist attack targeting retail space, such as a shopping center. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact the Company’s business by interfering with its ability to obtain merchandise from foreign manufacturers. Any future inability to obtain merchandise from its foreign manufacturers or to substitute other manufacturers, at similar costs and in a timely manner, could adversely affect its business.

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

If the Company is unable to enforce its intellectual property rights, or if it is accused of infringing on a third party’s intellectual property rights, its profitability may be adversely affected.

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

Additionally, third parties may assert claims against the Company alleging infringement, misappropriation or other violations of their trademarks, copyrights or patents (including with respect to alleged proprietary designs) or other proprietary rights, whether or not the claims have merit.  Claims like these may be time consuming and expensive to defend and could result in the Company being required to cease using the trademark, copyright or patent, design or other rights and selling the allegedly infringing products or to acquire licenses to continue using such intellectual property.  This might have an adverse affect on the Company’s sales or business operations and cause it to incur significant litigation costs and expenses.

If the Company significantly overestimates its sales, its profitability may be adversely affected.

The Company makes decisions regarding the purchase of its merchandise well in advance of the season in which it will be sold, generally six months to one year.  If the Company’s sales during any season, particularly a peak season, are significantly lower than it expects for any reason, the Company may not be able to adjust its expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory.  If that occurs, the Company may be forced to rely on markdowns or promotional sales to dispose of excess inventory.  This could have an adverse effect on the Company’s margins and operating income.  At the same time, if the Company fails to purchase a sufficient quantity of merchandise or if its vendors do not have the capacity to handle its new purchase commitments, it may not have an adequate supply of products to meet guest demand.  This may cause the Company to lose sales or adversely affect its reputation.

Changes in its credit card arrangements, applicable regulations and consumer credit patterns could adversely impact the Company’s ability to facilitate the provision of consumer credit to its guests and adversely affect its business.

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

As part of its strategy, the Company intends to formalize and maintain loyalty programs that are designed to cultivate long-term relationships with its customers and enhance the quality of service the Company provides to its customers.  The Company must constantly monitor and update the terms of its loyalty programs so that it continues to meet the demands and needs of its customers and remains competitive with loyalty programs offered by its competitors.  The Company’s failure to provide quality service and competitive loyalty programs to its customers could adversely affect its business.

If the Company is unable to renew or replace its store leases or enter into leases for new stores on favorable terms, or if any of its current leases are terminated prior to the expiration of their stated term and it cannot find suitable alternate locations, its growth and profitability could be harmed.

The Company leases all of its store locations. The Company’s current leases expire at various dates through 2029 subject, in many cases, to renewal options for periods ranging from five to 20 years in total.  The Company’s ability to renew any expired lease or, if such lease cannot be renewed, its ability to lease a suitable alternate location, and its ability to enter into leases for new stores on favorable terms will depend on many factors which are not within the Company’s control, such as conditions in the local real estate market, competition for desirable properties and its relationships with current and prospective landlords.  If the Company is unable to renew existing leases or lease suitable alternate locations, or enter into leases for new stores on favorable terms, its growth and its profitability may be significantly harmed.

Restrictions contained in some of the Company’s leases relating to change of control of the Company may make any change of control more difficult or impair the Company’s ability to retain such leases in the event of a change of control.

Some of the Company’s leases contain, and leases related to new stores may contain, various restrictions relating to a change of control of the Company.  In such cases, a change of control of the Company without the consent of the landlord may result in a violation of the terms of such lease, thereby exposing it to potential damages or lease termination.  This, in turn, could harm the Company’s growth and profitability.  The presence of such provisions may also make any change of control in the future more difficult.

The Company has identified certain issues relating to its internal controls and procedures, which, if not remedied effectively, could have an adverse effect on its business.

As of December 30, 2006, the Company’s control procedures did not include adequate review over the completeness and accuracy of the income tax accounts to ensure compliance with generally accepted accounting principles.  The Company out-sources the preparation of the income tax provision to a third party and did not apply a thorough review to detect misstatements.  This deficiency resulted in material errors in the Company’s preliminary income tax provision in the 2006 consolidated financial statements.  The Company corrected the provision for income taxes and related balances prior to the issuance of the financial statements.  Accordingly, management determined that this condition constitutes a material weakness.

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

Although the Company has taken certain actions to address this issue, if it is unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on its business, results of operations and financial condition.  Maintaining effective control over financial reporting is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud.  If the Company’s management or its independent registered public accounting firm were to conclude again in the future that its internal control over financial reporting was ineffective, investors could lose confidence in the Company’s reported financial information.

The Company is indirectly owned and controlled by the Sponsors, and their interests as equity holders may conflict with creditors.

The Company is indirectly owned and controlled by the Sponsors, and the Sponsors have the ability to elect all of the members of its board of directors and thereby control its policies and operations, including the appointment of management, future issuances of its common stock or other securities, the payment of dividends, if any, on its common stock, the incurrence of debt by the Company, amendments to its certificate of incorporation and bylaws and the entering into of extraordinary transactions. The interests of the Sponsors may not in all cases be aligned with the interests of noteholders. For example, if the Company encounters financial difficulties or is unable to pay its indebtedness as it matures, the interests of its equity holders might conflict with the interests of noteholders. In addition, the Company’s equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to noteholders. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with the Company. One or more of the Sponsors also may pursue acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company.  So long as the Sponsors continue to own a significant amount of the Company’s combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control the Company’s decisions.

Risks Related to the Company’s Substantial Debt

The Company’s substantial leverage may impair its financial condition and prevent it from fulfilling its obligations under the Notes.

 The Company has a substantial amount of indebtedness, which could have important consequences to investors, including:

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

•                  exposing the Company to risks inherent in interest rate fluctuations because some of the Company’s borrowings will be at variable rates of interest, which could result in a higher interest expense in the event of increases in interest rates;

•                  limiting the Company’s flexibility in planning for, or reacting to, changes in its business, and the industry in which it operates; and

•                  placing the Company at a competitive disadvantage compared with its competitors that have less indebtedness.

Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with its substantial leverage.

Subject to specified limitations, the indenture governing the Notes and the credit agreement governing its asset-based revolving credit facility permits the Company and its subsidiaries to incur substantial additional indebtedness, including $600 million of borrowings under the Company’s asset-based revolving credit facility that ranks equally with the Notes. If new indebtedness is added to the Company’s and its subsidiaries’ current indebtedness levels, the risks described above could intensify.

Covenant restrictions under the Company’s indebtedness may limit its ability to operate its business.

The indenture governing the Notes and the credit agreement governing the Company’s asset-based revolving credit facility do, and its future indebtedness agreements may, contain covenants that may restrict the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s indenture and its asset-based revolving credit facility restrict, among other things, its ability and the ability of its restricted subsidiaries to:

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

In addition, the Company’s asset-based revolving credit facility requires it to maintain specified financial ratios and meet certain financial condition tests if excess availability under the Credit Facility is less than $75 million. Events beyond the Company’s control, including changes in general economic and business conditions, may affect its ability to meet those financial ratios and financial condition tests. The Company cannot give assurance that it will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under the Company’s indenture and the asset-based revolving credit facility. If an event of default under its asset-based revolving credit facility occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company were unable to pay such amounts, the lenders could proceed against the collateral pledged to them. The Company has pledged its inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries to the lenders on a first-priority basis. In such an event, the Company cannot give assurance that it would have sufficient assets to pay amounts due on the Notes. As a result, an investor may receive less than the full amount that the investor would be otherwise entitled to receive on the Notes.

The Company will require a significant amount of cash, and its ability to generate sufficient cash depends upon many factors, some of which are beyond its control.

The Company’s ability to make payments on and refinance its indebtedness and to fund working capital needs and planned capital expenditures depends on its ability to generate adequate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond its control. For example, the Company’s need to stock substantial inventory could increase its working capital needs. The Company cannot give assurance that its business will continue to generate cash flow from operations at current levels or that its cash needs will not increase. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and meet its other needs, it may have to refinance all or a portion of its existing indebtedness, obtain additional financing, reduce expenditures that it deems necessary to its business or sell assets. The Company cannot give assurance that any refinancing of this kind would be possible or that any additional financing could be obtained or could be obtained on commercially reasonable terms. The inability to obtain additional financing could have a material adverse effect on the Company’s financial condition and on its ability to meet its obligations to an investor under the Notes.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

Certain of the Company’s borrowings, primarily borrowings under its asset-based revolving credit facility and the Notes, are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease. Borrowings under the Company’s asset-based revolving credit facility bear interest at a rate equal to, at its option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin that is subject to adjustment periodically. The initial applicable margin for borrowings under the Company’s asset-based revolving credit facility was 0% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings. As of December 30, 2006 such margins remained at the intial levels established.  The applicable fixed margin with respect to the Notes was a percentage per annum equal to 5.625%. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $3.1 million change in annual interest expense on its asset-based revolving credit facility and the Notes. Pursuant to the indenture governing the Notes, the Company is required to enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, or other forms of derivative transactions, to reduce interest rate volatility.   In July 2006 the Company entered into two derivative financial instruments to reduce interest rate volatility through January 15, 2009; however, beyond this date, the Company may not be able to successfully enter into interest rate swaps, or other forms of derivative transactions, on commercially reasonable terms or at all.

Item 1B.  Unresolved SEC Staff Comments

None.

Item 2.  Properties

The Company leases its corporate headquarters, which is located at 6 Brighton Road, in Clifton, New Jersey.  In December 2005, the Company exercised an option to have the right to purchase this building on or before December 1, 2006.  After reviewing several financing alternatives, the Company chose to assign its right to purchase to a third party who subsequently purchased the building.  Concurrent with the acquisition of the building by the third-party, the Company terminated its existing lease and entered into a new lease with a 20 year primary lease term providing for fixed rent during the first seven years and certain tenant-driven refinancing options at the end of the seventh year consisting of an outright purchase, prepaying rent in one lump sum for the remaining 13 years or replacing the landlord’s mortgage with a successor mortgage.  As of December 31, 2006, the Company operated 571 stores in 47 U.S. states and six Canadian provinces.  The Company’s stores generally range in size from 25,000 to 40,000 gross square feet.  The Company’s stores are predominately located in power strip centers containing other complementary broad-based retail chains.  The Company currently leases all of its existing stores and expects that its policy of leasing rather than owning will continue.

Distribution Centers

The Company owns its Greensboro, North Carolina distribution center and leases its Swedesboro, New Jersey and Shepherdsville, Kentucky distribution centers.  Combined total square footage for these Company-operated facilities is approximately 1.2 million.  Both the New Jersey and Kentucky distribution centers can be expanded.

Leased Properties

At December 30, 2006, the Company leased the real property of all 571 of its stores.  The aggregate rent paid for fiscal 2006 was $289.9  million.  The Company believes that none of its leases is individually material to it.  The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2029.  The Company’s leases provide for original lease terms that generally range from 10 to 20 years and most of the leases provide for one or more renewal options ranging from five to 20 years in total.  Generally leases provide for scheduled rent increases and many of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts).  Most of the Company’s leases require it to pay costs such as real estate taxes and common area maintenance costs.

The table below sets forth the number and location of the Company’s 536 stores in the United States as of December 30, 2006:

State	Number of Stores	State	Number of Stores
Alabama	6	Nebraska	3
Arizona	15	Nevada	4
Arkansas	4	New Hampshire	5
California	63	New Jersey	23
Colorado	13	New Mexico	3
Connecticut	13	New York	30
Delaware	1	North Carolina	19
Florida	45	North Dakota	1
Georgia	20	Ohio	14
Idaho	2	Oklahoma	4
Illinois	25	Oregon	7
Indiana	9	Pennsylvania	17
Iowa	1	Rhode Island	4
Kansas	3	South Carolina	7
Kentucky	4	South Dakota	1
Louisiana	7	Tennessee	9
Maine	5	Texas	52
Maryland	6	Utah	3
Massachusetts	21	Vermont	1
Michigan	12	Virginia	12 (1)
Minnesota	7	Washington	13
Mississippi	2	West Virginia	1
Missouri	9	Wisconsin	8
Montana	2

(1) For reporting purposes, District of Columbia is included in Virginia total stores.  This is consistent with the prior year.

The table below sets forth the number and location of the Company’s 35 stores in Canada as of December 30, 2006:

Province	Number of Stores
Alberta	9
British Columbia	6
Manitoba	1
Nova Scotia	1
Ontario	17
Saskatchewan	1

The Company believes that it will be able to negotiate acceptable extensions of the leases for those locations that it intends to continue operating.  Beyond termination of the Company’s contractual lease obligations through the end of the term, early termination of these leases would not result in significant penalty to the Company.  A total of 11 leases will be expiring in fiscal 2007 or 2008.

When appropriate, the Company has chosen to sell and then lease-back certain properties.  Factors leading to this decision include alternative desires for use of cash and minimalization of the risks associated with owning the property, especially changes in the valuation due to population shifts, urbanization and proximity to high volume streets.

The following table sets forth information concerning the Company’s store expansion program during the past five years:

			Total Square Footage (In Thousands)		Store Count
Fiscal Year	Store Openings	Store Closings	Beginning of Year	End of Year	Beginning of Year	End of Year
2002	55	7	11,980	13,607	343	391
2003	58	9	13,607	15,106	391	440
2004	54	2	15,106	16,702	440	492
2005	55	5	16,702	18,071	492	542
2006	31	2	18,071	18,928	542	571

Item 3.  Legal Proceedings

The Company is involved in various claims and legal, regulatory and administrative actions arising in the ordinary course of business, including actions before the Equal Employment Opportunity Commission.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, the common stock of Linens ‘n Things, Inc., par value $0.01 (the “Predecessor Common Stock”) was listed on the New York Stock Exchange.  Its trading symbol was LIN.

In connection with the closing of the Merger, the Predecessor Common Stock was converted into the right to receive $28.00 per share, in cash, without interest, for aggregate consideration of approximately $1.3 billion.

The last trading day of the Predecessor Common Stock was February 14, 2006.  On the following day the stock was delisted from the NYSE and a Form 25 was filed with the SEC by the NYSE to strike the Predecessor Common Stock from listing and registration thereon.

As a result of the Merger, the Company’s common stock is privately held, and there is no established trading market for its stock. As of the date of the filing of this report, there were four holders of record of the Company’s common stock.

Dividends

The Company has not declared dividends on its common stock for the two most recent fiscal years.  The indenture governing the Notes and the credit agreement governing the Company’s asset-based revolving credit facility contain covenants that restrict the Company’s ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	786,946	$50.00	420,352
Equity compensation plans not approved by security holders	53,000	$50.00	726,702
Total.	839,946	$50.00	1,147,054

Stock Option Plan

On February 14, 2006, the board of directors and stockholders of the Company adopted the Linens Holding Co. Stock Option Plan.  The plan provides employees or directors of the Company or its subsidiaries, who are in a position to contribute to the long-term success of these entities, with options to acquire shares in the Company to aid in attracting, retaining and motivating persons of outstanding ability.  The plan was amended in March 2006 to increase the number of shares of common stock, par value $0.01 per share, of the

Company available for issuance under the Plan to 1,157,298 shares.  If any shares reserved for an option are forfeited or any option otherwise terminates without a payment being made to the optionee in the form of stock, the shares underlying such option will also become available for future option grants under the plan.  The stock options granted under the plan to each optionee are equally divided between a “Time Option” and a “Performance Option,” as those terms are defined in the standard form of option grant letter.  The options expire seven years after the date of grant.

Director Options

On June 13, 2006, the board of directors of the Company approved and adopted a director compensation policy, which provided for the grant to the Chairman of the Board and each non-employee director, upon first election to the board of directors, of a non-qualified stock option to purchase a minimum of 5,000 shares of the Company’s common stock, such number to be determined by the board of directors in its discretion, and such grants to be made outside of the Linens Holding Co. Stock Option Plan and to be fully exercisable upon grant.  The director options as contemplated in the director compensation policy were also authorized and approved by the stockholders of the Company in June 2006.

Investment Options

In connection with three purchases of shares of common stock from the Company by directors or executive officers in the year ended December 30, 2006, the board of directors of the Company approved the grant of a non-qualified stock option to purchase the same number of shares at an exercise price equal to the purchase price per share.  Each of these options grant was fully exercisable on the date of grant.  These options were made outside of the Linens Holding Co. Stock Option Plan.

Item 6.  Selected Financial Data

The following table sets forth select consolidated historical financial information.  This information should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

As a result of the transactions related to the Merger, the financial results for the 52 weeks ended December 30, 2006 have been separately presented in the table below between the “Successor Entity,” covering the period February 14, 2006 through December 30, 2006, and the “Predecessor Entity,” covering the period January 1, 2006 through February 13, 2006, which is the date of the consummation of the Merger.  The results for the comparable periods in the prior years are presented under “Predecessor Entity.”

Five-Year Financial Summary (dollars in thousands, except for ratios and store data)

	Successor		Predecessor
	February		January 1,		Fiscal Year Ended(1)
	14, 2006 to December 30, 2006		2006 to February 13, 2006		December 31, 2005		January 1, 2005(2)		January 3, 2004		January 4, 2003
Income Statement Data:
Net sales	$2,534,365		$284,971		$2,694,742		$2,661,469		$2,395,272		$2,184,716
Cost of sales, including buying and distribution costs	1,557,011		180,675		1,595,394		1,589,700		1,426,880		1,308,524

Gross profit	977,354		104,296		1,099,348		1,071,769		968,392		876,192

Selling, general and administrative expenses

Fixed asset impairment	27,992		—		4,059		900		—		—
Identifiable intangible asset impairment	3,119		—		—		—		—		—

Other selling, general and administrative expenses	1,040,023		174,138		1,033,462		969,579		846,826		764,590

	1,071,134		174,138		1,037,521		970,479		846,826		764,590

Operating (loss) profit	(93,780)		(69,842)		61,827		101,290		121,566		111,602
Interest income	(190)		(668)		(894)		(542)		(169)		(79)
Interest expense	79,795		—		4,860		3,903		4,001		5,588

(Loss) income before (benefit) provision for income taxes	(173,385)		(69,174)		57,861		97,929		117,734		106,093
(Benefit) provision for income taxes	(66,852)		(21,270)		21,879		37,408		44,975		40,508

Net (loss) income	$(106,533)		$(47,904)		$35,982		$60,521		$72,759		$65,585

Other Financial Data:
Adjusted EBITDA (4)	75,744		(14,170)		175,158		229,052		216,934		NA
Depreciation and amortization	114,509		12,642		90,270		81,318		71,348		60,124
Capital expenditures
New stores	43,090		10,055		95,008		79,254		82,806		80,667
Existing stores and Other	23,190		901		33,904		31,189		30,765		30,932
Total capital expenditures	66,280		10,956		128,912		110,443		113,571		111,599
Cash interest expense	58,577		135		4,851		4,018		3,888		5,945
Ratio of earnings to fixed charges(3)	(0.05	)x	(5.09	)x	1.66	x	2.23	x	2.65	x	2.59	x

Store Data:
Number of stores (at period end)	571		542		542		492		440		391
Total gross square footage (000’s) (at period end)	18,928		18,071.		18,071		16,702		15,106		13,607

Average net sales per store (000’s)	$4,600		$500		$5,200		$5,600		$5,700		$5,900
Net sales per average square foot	$137		16		$156		$166		$167		$171
Comparable net sales(5)(6)	(0.7)%		NA		(6.0)%		1.8%		1.3%		3.0%

Balance Sheet Data (at period end):
Cash and cash equivalents	$12,526		$90,333		$158,158		$204,009		$136,129		$86,605
Working capital	428,043		507,899		537,516		519,686		458,519		369,221
Total assets	1,857,934		1,614,744		1,650,834		1,591,884		1,467,456		1,277,123
Senior secured notes and other long-term debt	689,876		2,131		2,139		2,196		—		1,831
Total shareholders’ equity(7)	544,743		831,858		849,863		809,353		737,377		646,733

Cash Flow
Cash provided by (used in):
Operating activities	$2,202	$(61,956)	$79,097	$167,259	$151,167	$110,141
Investing activities	(1,266,865)	(10,956)	(128,912)	(110,443)	(113,571)	(111,599)
Financing activities	1,277,249	4,962	3,803	10,200	11,375	72,704

(1) Fiscal years 2005, 2004 and 2003 were 52-week periods. Fiscal year 2002 was a 53-week period.

(2) Fiscal year 2004 results include the implementation of the provisions of EITF 02-16, which reduced the Company’s net income in fiscal 2004 by $13.3 million net of tax.

(3) For purposes of calculating the ratio of earnings to fixed charges, earnings represent net income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges include interest expense, including amortization of debt issuance costs and one third of rental expense which management believes is representative of the interest component of rental expense.

(4) EBITDA represents net income (loss) before provision (benefit) for income taxes, interest expense, net and depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted to exclude non-cash and unusual items. Management uses EBITDA and Adjusted EBITDA as additional tools to assess the Company’s operating performance. Management considers EBITDA and Adjusted EBITDA to be useful measures in highlighting trends in the Company’s business and in analyzing the profitability of similar enterprises. It is also used as a measurement for the calculation of management incentive compensation. Management believes that EBITDA and Adjusted EBITDA are effective, when used in conjunction with net income, in evaluating asset performance and differentiating efficient operators in the industry. Furthermore, management believes that EBITDA and Adjusted EBITDA provide useful information to, and is commonly used by, investors, analysts and others to measure operating performance and because it provides insights into management’s evaluation of the Company’s results of operations. EBITDA and Adjusted EBITDA (as calculated with contractually specified adjustments) are also one of the key measures used in calculating compliance with covenants in the Company’s new asset-based revolving credit facility and its notes. Non-compliance with financial covenants could prevent the Company from engaging in certain activities or result in a default under its asset-based revolving credit facility or its notes.

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP, are not intended to represent cash flow from operations under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow from operating, investing or financing activities as a measure of liquidity. Management compensates for the limitations of using EBITDA and Adjusted EBITDA by using it only to supplement the Company’s GAAP results to provide a more complete understanding of the factors and trends affecting its business. Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•                  EBITDA and Adjusted EBITDA do not reflect the Company’s cash used for capital expenditures;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•                  EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, the Company’s working capital requirements;

•                  EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on the Company’s indebtedness; and

•                  EBITDA and Adjusted EBITDA do not reflect non-recurring expenses which qualify as extraordinary such as one-time write-offs to inventory and reserve accruals.

While EBITDA and Adjusted EBITDA are frequently used as a measure of operations and the ability to meet indebtedness service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

The following table reconciles EBITDA and Adjusted EBITDA as presented above, to net loss (income) as presented in the Company’s Consolidated Statements of Operations and in accordance with GAAP (dollars in thousands):

			Fiscal Year Ended
	February 14, 2006 to December 30, 2006	January 1, 2006 to February 13, 2006	December 31, 2005	January 1, 2005	January 3, 2004	January 4, 2003
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net (loss) income	$(106,533)	$(47,904)	$35,982	$60,521	$72,759	NA
Income tax (benefit) provision	(66,852)	(21,270)	21,879	37,408	44,975	NA
Interest expense (income), net	79,605	(668)	3,966	3,361	3,832	NA
Depreciation and amortization	114,509	12,642	90,270	81,318	71,348	NA

EBITDA	20,729	(57,200)	152,097	182,608	192,914	NA
Non-cash rent expense(a)	10,739	534	4,739	7,978	8,052	NA

Non-cash lease transactions(m)	(2,112)	—	—	—	—	NA
Non-cash landlord allowance amortization(b)	(875)	(2,959)	(21,633)	(19,968)	(17,283)	NA

Cash landlord allowances received(c)	6,004	1,277	28,697	29,096	30,410	NA

EBITDA after rent-related adjustments	34,485	(58,348)	163,900	199,714	214,093	NA
Transaction expenses(d)	1,824	31,730	3,322	—	—	NA
Non-cash fixed asset impairment charge(e)	27,992	—	4,059	900	760	NA
Non-cash identifiable intangible asset impairment charge(n)	3,119	—	—	—	—	NA
Non-cash fixed asset writeoff(o)	671	—	1,433	2,209	1,265	NA
Non-cash stock-based compensation(f)	37	3,143	1,243	510	816	NA
Accounting change for vendor allowances(g)	—	—	—	21,468	—	NA
Non-recurring consulting expenses(h)	—	—	5,412	4,251	—	NA
Accelerated payment of stock option(i)	—	9,305	—	—	—	NA
Stock-based compensation expense(p)	4,263	—	—	—	—	NA

Executive severance(j)	3,353	—	—	—	—	NA
Visa/MasterCard litigation settlement(k)	—	—	(2,211)	—	—	NA
Gain on sale of lease(l)	—	—	(2,000)	—	—	NA

Adjusted EBITDA	$75,744	$(14,170)	$175,158	$229,052	$216,934	$ NA

(a) Represents the straight-line effect of scheduled rent increases over the expected lease term..

(b) Non-cash landlord allowance amortization represents the amortization of cash allowances received from landlords at inception of leases. Non-cash landlord allowance amortization has the effect of reducing rent expense.

 (c) Represents cash allowances received from landlords at inception of leases.

(d) Transaction costs represent legal and other merger-related expenses.

(e) Represents the non-cash accelerated write-down of the book value of certain underperforming fixed assets.

(f) Represents non-cash compensation expense related to predecessor period restricted stock grants.

(g) Prior to January 4, 2004, certain funds received from vendors were reflected immediately as a reduction of advertising expense in SG&A or cost of sales. Effective January 4, 2004, in connection with the implementation of EITF 02-16, the Company treats these vendor funds as a reduction in the cost of inventory and, as a result, these funds are recognized as a reduction to cost of sales when the inventory is sold. The effect of the implementation of EITF 02-16 was to reduce pre-tax income by $21.5 million for the fiscal year ended January 1, 2005.

(h) Represents non-recurring consulting costs related to a strategic corporate profitability project that began in 2004 and was completed in 2005 and that was significantly greater in scope and costs than what the Company typically incurs or is expected to incur.

 (i) Represents acceleration of compensation expense related to stock option grants, as a result of the acquisition of the Company by the Sponsors.

(j) Charges related to severance for a former executive coupled with individuals affected under the Company’s cost containment initiative.

(k) Represents the Company’s share of the Visa/MasterCard antitrust litigation settlement.

(l) Represents non-recurring gain from sale of favorable lease.

(m) Represents non-cash unfavorable lease amortization for leases valued below market as a result of the acquisition of the Company by Apollo.

(n) Represents the non-cash accelerated write-down of certain identifiable intangible assets.

(o) Represents the non-cash disposal of fixed assets for locations that have closed.

(p) Represents share-based compensation expense related to stock option grants under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”.

(5) Comparable net sales include the Company’s internet sales and sales for its stores beginning on the first day of the month following the 13th full month of sales.  In the case of a store to be permanently closed, such store’s sales are not considered comparable once the store closing process has commenced.

(6) For the 52-week period ended December 30, 2006.

(7) The balance at December 31, 2005 includes the cumulative effect of the adoption of SEC Staff Accounting Bulletin No. 108 — see Note 2 to the consolidated financial statements — Adoption of Staff Accounting Bulletin No. 108.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with its audited historical consolidated financial statements and related notes thereto appearing elsewhere in this report.  The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on the Company’s current expectations, which are inherently subject to risks and uncertainties. Actual results may differ significantly from those projected in such forward-looking statements due to a number of factors. The Company undertakes no obligation to update or revise any forward-looking statement.

Introduction

The Company, together with its wholly owned consolidated subsidiaries, including Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., is an entity that was formed in connection with the February 2006 acquisition of all of the outstanding shares of common stock of Linens ‘n Things, Inc. for $28.00 per share in cash, without interest, for aggregate consideration of approximately $1.3 billion.

On November 7, 2005, Linens Merger Sub Co. was formed by affiliates of the Sponsors to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. in the merger described in Note 3 to the Consolidated Financial Statements included elsewhere in this report, and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of the Company.

The Company is the second largest specialty retailer of home textiles, housewares and home accessories in North America operating 571 stores under the Linens ‘n Things, Inc. banner in 47 U.S. states and six Canadian provinces at December 30. 2006.  During fiscal 2006, the Company opened 31 new stores and closed two stores, increasing its total net square footage by 4.7% to approximately 18.9 million.

Net sales consist of gross sales to customers net of returns, discounts and incentives.  Provisions for estimated future sales returns are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons, cash rebates and other similar incentives are recorded as a reduction of sales revenue in the period when the related sales are recorded.

Acquisition of the Company by Apollo Management, L.P. Together with Certain Co-Investors

On November 8, 2005, Linens Merger Sub Co. and its parent company, Linens Holding Co., entered into an Agreement and Plan of Merger with Linens ‘n Things, Inc. pursuant to which, on February 14, 2006, Linens Merger Sub Co. was merged with and into Linens ‘n Things, Inc., with Linens ‘n Things, Inc. as the surviving corporation.  In connection with the Merger, each share of common stock of Linens ‘n Things, Inc. (other than shares held in treasury or owned by Linens Merger Sub Co., its parent company or any affiliate of Linens Merger Sub Co. and other than shares held by stockholders who properly demanded and perfected appraisal rights) was converted into the right to receive $28.00 in cash, without interest, for aggregate consideration of approximately $1.3 billion.  As the surviving corporation in the Merger, Linens ‘n Things, Inc. assumed by operation of law all of the rights and obligations of Linens Merger Sub Co., including those under certain senior secured floating rate notes and the notes’ related indenture.  Linens ‘n Things Center, Inc., a direct wholly owned subsidiary of Linens ‘n Things, Inc., was a co-issuer of the notes.

Affiliates of the Sponsors collectively contributed approximately $648 million as equity to Linens Merger Sub Co. immediately prior to the Merger.

The Sponsors financed the purchase of Linens ‘n Things, Inc. and paid related fees and expenses through the offering of the senior secured floating rate notes, the equity investment described above and excess cash on hand at Linens ‘n Things, Inc.

These transactions, including the Merger and payment of any costs related to these transactions, are collectively referred to herein as the “Transactions.”  In connection with the Transactions, Linens ‘n Things, Inc. incurred significant indebtedness and became highly leveraged.

Immediately following the Merger, Linens ‘n Things, Inc. became a wholly owned subsidiary of Linens Holding Co.  Linens Holding Co. is an entity that was formed in connection with the Transactions and has no assets or liabilities other than the shares of Linens Merger Sub Co. and its rights and obligations under and in connection with the merger agreement with Linens ‘n Things, Inc. and the equity commitment letters and debt financing commitment letters provided in connection with the Transactions.

The closing of the Merger occurred simultaneously with:

•      the closing of the note offering;

•      the closing of Linens ‘n Things, Inc.’s new $600 million asset-based revolving credit facility;

•      the termination of Linens ‘n Things, Inc.’s existing $250 million unsecured revolving credit facility and CAD $40 million unsecured credit facility agreements; and

•      the equity investments described above.

Linens ‘n Things, Inc. did not draw on its new asset-based revolving credit facility at closing.

As a result of the Merger, all of Linens ‘n Things, Inc.’s issued and outstanding capital stock was acquired by Linens Holding Co.  At such time, investment funds associated with or designated by the Sponsors acquired approximately 99.7% of the common stock of Linens Holding Co. through an investment vehicle controlled by Apollo Management V, L.P., or one of its affiliates, and Robert J. DiNicola, the Company’s Chairman and Chief Executive Officer, acquired the remaining 0.3%.

As a result of becoming a privately-held company upon the consummation of the Transactions and the issuance in a private placement of the senior secured floating rate notes, Linens ‘n Things, Inc. delisted its shares of common stock from the New York Stock Exchange, deregistered under Section 12 of the Securities Exchange Act upon the filing of a Form 25 with the SEC and was no longer required to file reports with the SEC.  However, in accordance with the indenture governing these notes, reports were prepared on a basis that was equivalent to, but not filed with, the SEC, and such reports were furnished to noteholders by making them available on the Company’s website.  In September 2006 the notes were exchanged for new notes with terms that were identical to the original notes except that the exchange notes were registered under the Securities Act upon the filing of a Form S-4 and a related amendment in July 2006 and August 2006, respectively, with the SEC.  At such time, the Company once again became subject to a filing obligation with the SEC.

Effect of the Transactions

The acquisition of Linens ‘n Things, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by the Company to acquire Linens ‘n Things, Inc. and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the Transactions were completed.  As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, as presented in the table below, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

The following table presents the initial preliminary allocation of the excess of cost of acquisition over net assets acquired as of the closing date of the Transactions (in thousands):

Cost of Acquisition
Cash paid	$1,295,834
Transaction costs	22,824

Cost of acquisition		$1,318,658

Net Assets Acquired:
Historical net assets	831,858
Add: deferred rent reversed	252,236
Less: new basis of accounting for previous ownership percentage	(1,112)
Less: historical goodwill	(18,126)
Write-off Southern Linens	(252)

Net assets acquired		1,064,604

Excess of cost of acquisition over net assets acquired		$254,054

Allocated to:
Property and equipment		$(57)
Definite-lived intangible assets		38,330
Indefinite-lived intangible assets		122,688
Unfavorable lease liability		(20,000)
Goodwill		265,985
Deferred Income taxes		(152,892)

		$254,054

Intangible assets identified in the preliminary purchase price allocation above included the following

Definite-lived intangible assets (liabilities)
Credit card customer relationships and customer list (estimated life 3 to 5 years)	$10,542
Favorable leases (average life 5 years)	27,788
Unfavorable leases (average life 8 years)	(20,000)
Indefinite-lived intangible assets
Trademark and trade names	$122,688

As presented in the above table, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.  The following table presents an analysis of the change in goodwill.

(in thousands)	Amount

Balance at December 31, 2005 (predecessor entity)	$18,126 (1)
Purchase accounting adjustments from preliminary allocation	259,309

Initial preliminary balance at February 14, 2006	277,435
SAB 108 adjustment (see note 2 to the consolidated financial statements)	(11,450)

Balance at February 14, 2006 (successor entity)	265,985
Pre-existing tax adjustments	1,885
Pre-existing book adjustments, net	(618)
Book adjustment for returned deposit on building purchase option assigned	722
Other — foreign currency translation	(144)

Balance at December 30, 2006 (successor entity)	$267,830

(1)             The predecessor entity goodwill has been written-off in purchase accounting.

In connection with the Transactions, the Company incurred significant additional indebtedness, including $650 million aggregate principal amount on the Senior Secured Floating Rate Notes due 2014 (the “Notes”) issued by two of the Company’s subsidiaries, which have increased the Company’s interest expense.  The Company’s depreciation and amortization expense has also increased significantly, primarily due to increases in the fair values of its tangible assets and amortizable intangible assets as a direct result of these adjustments.

Overview of Business

The Company is a destination retailer, offering one of the broadest and deepest selections of high quality brand-name as well as private label home furnishings merchandise in the industry. The Company’s average store size of approximately 33,000 gross square feet enables it to offer a more comprehensive product and brand selection than department stores and other retailers that sell home furnishings. The Company believes its store format coupled with its knowledgeable sales assistance and attentive service to its customers, whom the Company refers to as “guests,” creates an enjoyable shopping experience. The Company’s primary target guest is female between the ages of 25 and 55 who is fashion and brand conscious, has good-to-better income and focuses on the home as a reflection of her individuality.

The Company’s financial performance is significantly affected by the Transactions.  The incurrence of long-term debt to finance the Transactions results in materially higher interest expense and the application of purchase accounting results in significantly higher depreciation and amortization, which make the net income (loss)

of the Company not comparable to those of the Predecessor Entity before the Transactions. None of these effects of the acquisition affect the Company’s underlying fundamentals, which management believes remain strong, including its strong brand name recognition and attractive real estate locations.  Effective upon the consummation of the Transactions, Robert J. DiNicola became the Company’s new Chairman and Chief Executive Officer. Mr. DiNicola is a 34-year veteran of the retail industry, with extensive experience in retail, including home furnishings. Previously, Mr. DiNicola served as Executive Chairman of General Nutrition Centers, Inc. and as Chairman and Chief Executive Officer of Zale Corporation. Under the leadership of Mr. DiNicola, the Company intends to focus on growing its sales per square foot and improving the productivity of its existing store base, which it believes are key to improving its profitability and cash flow. The Company plans to capitalize on its national presence and use its leverage and its buying power in the long-term and its marketing skills in the short-term to help drive the Company to the appropriate level of business.  Since the completion of the acquisition, the Company has begun to implement a long-term, three phase multi-year plan to restore the Company to a competitive position within the marketplace. The overriding operating philosophy of the Company in the first phase of the plan has been to go “back to basics.”  During this first phase, the Company will be taking steps necessary to rebuild the core business.

As a result of the Transactions, the current year’s financial results for the 52 weeks ended December 30, 2006 have been separately presented in the Consolidated Statements of Operations between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006 and the “Successor Entity” covering the period February 14, 2006 through December 30, 2006.  The results for the comparable periods in the prior years are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods in its discussion below for the 52 weeks ended December 30, 2006.  This combination is not a GAAP presentation.  However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

Net sales increased 4.6% to $2.8 billion in fiscal 2006 compared to $2.7 billion in fiscal 2005.  For fiscal 2006, comparable net sales decreased 0.7% versus a 6.0% decrease in fiscal 2005 (as adjusted to conform with the current year’s presentation which no longer excludes any periods during which stores are temporarily closed).

The following table sets forth the results and percentage of net sales included in the Company’s Consolidated Statements of Operations for the period February 14, 2006 to December 30, 2006 and the period January 1, 2006 to February 13, 2006 (collectively, “fiscal 2006”), the 52-week period ended December 31, 2005 (“fiscal 2005”) and the 52-week period ended January 1, 2005 (“fiscal 2004”):

	February 14, 2006 to December 30, 2006(1) (Successor)		January 1, 2006 to February 13, 2006 (Predecessor)		Fiscal Year Ended December 31, 2005 (Predecessor)		Fiscal Year Ended January 1, 2005 (Predecessor)(2)

(dollars in thousands)
Net sales	$2,534,365	100.0%	$284,971	100.0%	$2,694,742	100.0%	$2,661,469	100.0%
Cost of sales	1,557,011	61.4%	180,675	63.4%	1,595,394	59.2%	1,589,700	59.7%

Gross profit	977,354	38.6%	104,296	36.6%	1,099,348	40.8%	1,071,769	40.3%

Selling, general and administrative expenses:

Fixed asset impairment	27,992	1.1%	—	—	4,059	0.1%	900	—
Identifiable intangible asset impairment	3,119	0.1%	—	—	—	—	—	—
Other selling, general and administrative expenses	1,040,023	41.1%	174,138	61.1%	1,033,462	38.4%	969,579	36.5%

	1,071,134	42.3%	174,138	61.1%	1,037,521	38.5%	970,479	36.5%

Operating (loss) profit	(93,780)	(3.7)%	(69,842)	(24.5)%	61,827	2.3%	101,290	3.8%
Interest expense (income), net	79,605	3.1%	(668)	(0.2)%	3,966	0.2%	3,361	0.1%

(Loss) income before (benefit) provision for income taxes	(173,385)	(6.8)%	(69,174)	(24.3)%	57,861	2.1%	97,929	3.7%
(Benefit) provision for income taxes	(66,852)	(2.6)%	(21,270)	(7.5)%	21,879	0.8%	37,408	1.4%

Net (loss) income	$(106,533)	(4.2)%	$(47,904)	(16.8)%	$35,982	1.3%	$60,521	2.3%

(1)

The Consolidated Financial Statements for the period after February 13, 2006 are presented on a different basis than that for the periods before February 14, 2006, as a result of the application of purchase accounting as of February 14, 2006 and therefore are not comparable.

(2)

Results of operations for fiscal 2004 include the implementation of the provisions of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which negatively impacted the Company’s fiscal 2004 net income by $13.3 million. EITF 02-16 had no impact on the Company’s net cash flows.

The Company uses a number of key indicators of financial condition and operating performance to evaluate the performance of its business, including the following:

			Fiscal Year Ended
Key Performance Indicators	February 14, 2006 to December 31, 2006 (Successor)	January 1, 2006 to February 13, 2006 (Predecessor)	December 31, 2005 (Predecessor)	January 1, 2005 (Predecessor)
Net sales growth(1)	4.6%	N/A	1.2%	11.1%
Comparable net sales growth(1)	(0.7)%	N/A	(6.0)%	1.8%
Net sales per average square foot	$137	$16	$156	$166
Average net sales per store (in millions)	$4.6	$0.5	$5.2	$5.6
Gross profit as a % of net sales	38.6%	36.6%	40.8%	40.3%
SG&A as a % of net sales(3)	42.3%	61.1%	38.5%	36.5%
SG&A per average square foot(4)	$57.97	$9.64	$59.90	$60.70
Operating (loss) profit as a% of net sales.	(3.7)%	(24.5)%	2.3%	3.8%
Net (loss) income as a % of sales	(4.2)%	(16.8)%	1.3%	2.3%
Inventory turnover(2)	2.0	N/A	2.0	2.1
Inventory per square foot	$41.90	$45.35	$43.57	$42.82
Net square footage growth(1)	4.7%	N/A	8.2%	10.6%

(1) — amount in the Successor column represent growth for the entire 52-week period ended December 30, 2006.

(2) — amount in the Successor column represents turnover for the entire 52-week period ended December 30, 2006.

(3) — fixed asset impairment, identifiable intangible asset impairment and transaction expenses incurred during the periods February 14, 2006 to December 30, 2006 and January 1, 2006 to February 13, 2006 increased these percentage compared to other periods presented as follows:

	February 14, 2006 to December 30, 2006 (Successor)	January 1, 2006 to February 13, 2006 (Predecessor)
Fixed asset impairment	1.1%	—%
Identifiable intangible asset impairment	0.1%	—%
Transaction expenses	0.1%	15.4%
All other SG&A	41.0%	45.7%

(4) — detailed as follows for the periods February 14, 2006 to December 30, 2006 and January 1, 2006 to February 13, 2006:

Fixed asset impairment	$1.51	$—
Identifiable intangible asset impairment	$0.17	$—
Transaction expenses	$0.10	$2.43
All other SG&A	$56.19	$7.21

Following completion of the Merger on February 14, 2006, the Company developed its initial plans to focus on growing its sales per square foot and improving the productivity of its existing store base, which it believes is key to improving its profitability and cash flow. The Company laid the groundwork to improve its overall merchandise assortment, establish a formalized key item program, increase the effectiveness and diversify the mix of its marketing expenditures, improve its guests shopping experience with consistent store execution and improve its operating free cash flow.

The Company’s focus on improving merchandise began with its efforts to clear aged and discontinued merchandise in order to re-invest in more productive merchandise and to develop its key item program.  In the first quarter of 2006, the Company increased its inventory reserve by $10 million for markdowns related to the efforts to clear aged and discontinued merchandise.  During the second quarter, the Company had cleared enough aged and discontinued merchandise to completely utilize the incremental reserve established in the previous quarter. Inventory per square foot decreased 3.8% to $41.90 in fiscal 2006 compared to $43.57 in fiscal 2005 as the

Company has eliminated inventory it considers to be non-core while maintaining appropriate depth to ensure that its in-stock position remained strong in its core offerings.

The Company launched the “Best Bets” program during the year to feature its top-100 best selling core items within its stores with enhanced marketing and improved in-stock levels.  These items are considered important traffic drivers in establishing consistency with in-stock execution and in solidifying the Company’s value proposition with its customers.  The Company also improved its store execution standards, focusing on its top-101 stores as a means to both enhance productivity and customer satisfaction.  Additional programs undertaken were focused on reinvigorating its textile and tabletop categories, re-focusing its marketing campaign to emphasize key items and value, and reducing the overall sku level to free up inventory dollars.

Comparable store sales for the full year 2006 were (0.7)% versus (6.0)% for the full year 2005.  The Company’s sales performance in the 2006 period after the acquisition resulted in relatively flat comparable store sales for the second, third and fourth quarters of 0.3%, 0.2% and (0.2)%, respectively.  This compares to (7.0)%, (10.5)% and (2.3)% for the second, third and fourth quarters of 2005, respectively.  With the focus on repositioning its inventories and driving traffic to its stores, higher than expected markdown activity resulted in a negative impact to its gross margin of 240 basis points for 2006.  The SG&A rate increased over the prior year due primarily to the deleveraging of higher occupancy and other costs in the face of negative comparable store sales and higher depreciation and amortization expense as a result of the implementation of purchase accounting.  In response to the higher year-over-year SG&A rate, the Company implemented a more disciplined strategy to reduce its cost structure.  In January 2007, the Company undertook initiatives that are expected to result in approximately $25 million of cost savings in 2007 from the elimination of certain excess administrative expenses.

The Company slowed its square footage growth in fiscal 2006 and continued to refine its stores’ design in order to improve the guest shopping experience and improve its stores’ productivity. In fiscal 2007, the Company expects to open approximately 20 new stores, primarily consisting of stores that it has already committed to opening, as opposed to opening 31 new stores in fiscal 2006 and an average of approximately 56 new stores per year during the immediate three fiscal years preceding fiscal 2006.  Additionally, real estate typically has a 12 to 18 month lead-time, and although the Company believes that there are ample real estate opportunities, it will continue to be selective in executing its real estate strategy.

Consolidated Results of Operations

Impact of Adoption of SFAS No. 123 (Revised 2004)

In connection with the adoption of SFAS No. 123 (Revised 2004) on January 1, 2006 the Company is now required to recognize compensation expense in fiscal 2006 in the Consolidated Statements of Operations related to the fair value of its employee share-based options.  By the Company’s election to use the modified prospective method of transition, prior periods have not been restated.  Prior to adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations.  All employee stock options were granted at or above the grant date market price.  Accordingly, for fiscal 2005 and fiscal 2004, the Company did not recognize compensation expense for stock option grants and amortized compensation expense for restricted stock unit grants at fair market value at the date of grant over specified vesting periods.  Prior to the beginning of fiscal 2006, the Company disclosed the pro-forma effect on net income related to the expensing of options as a note to its Consolidated Financial Statements.

For the period January 1, 2006 to February 13, 2006, the Company recognized approximately $9.3 million and $3.2 million of total unrecognized compensation cost as of December 31, 2005 related to stock option grants and restricted stock unit awards, respectively, under the Linens ‘n Things, Inc. stock option plans.  The consummation of the Merger accelerated the recognition of compensation cost, and, accordingly, all of this cost was included in selling, general and administrative expense in the Consolidated Statements of Operations during the period January 1, 2006 to February 13, 2006.  In connection with the Merger, the Company adopted the Linens Holding Co. Stock Option Plan.  The compensation cost that has been charged against income for stock option grants to eligible employees of the Company and its subsidiaries was $4.3 million during the period February 14, 2006 to December 30, 2006 and is included in selling, general and administrative expense in the Consolidated Statements of Operations.

The following discusses the Consolidated Results of Operations for each of the 52-week periods ended December 30, 2006 (“fiscal 2006”), December 31, 2005 (“fiscal 2005”) and January 1, 2005 (“fiscal 2004”).  For comparative purposes in its discussion below, for fiscal 2006 the Company combined the “Predecessor Entity” covering the period January 1, 2006 through February 13, 2006 and the “Successor Entity” covering the period February 14, 2006 through December 30, 2006.  This combination is not a GAAP presentation.  However, the Company believes this presentation is a more meaningful presentation for the reader and provides a more accurate comparison, except with respect to net income, which, as noted above, is not comparable as a result of the significant change in the Company’s capital structure following the Transactions.

Fiscal 2006 compared With Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $2,819.3 million, an increase of 4.6% over fiscal 2005 net sales of $2,694.7 million, primarily as a result of new store openings offset by a 0.7% decrease in comparable net sales. The Company opened 31 new stores and closed two stores in fiscal 2006, compared with opening 55 stores and closing five stores in fiscal 2005.  Net square footage increased 4.7% to 18.9 million at December 30, 2006 compared with 18.1 million at December 31, 2005.

Comparable net sales decreased 0.7% for fiscal 2006 compared with a decrease of 6.0% in fiscal 2005. Comparable net sales percentages are based on total net sales. Comparable net sales include the Company’s Internet sales and sales for its stores beginning on the first day of the month following the 13th full month of sales.  Prior to fiscal 2006, stores that were closed for a number of days in a particular month were excluded from comparable net sales if it would have caused meaningful disparity in sales over the prior period. In fiscal 2006, this policy was amended to always include all temporarily closed stores.  Accordingly, all disclosures of comparable net sales have been restated for fiscal year 2005 and fiscal year 2004 in order to conform to the amended policy.  In the case of a store to be permanently closed, such store’s sales are not considered comparable once the store closing process has commenced.  The improvement in comparable net sales as compared with the decrease last year is primarily attributable to higher guest traffic, which was positively impacted by the repositioning of the Company’s marketing program, offset by a decrease in average transaction value due to markdowns associated with the Company’s efforts to clear nonproductive and aged inventory.

The Company’s average net sales per store were $5.1 million in fiscal 2006 and $5.2 million in fiscal 2005.  The slight decrease in average net sales per store is attributable to the comparable net sales decrease of 0.7% for fiscal 2006.

The Company’s core business strategy is to offer a broad and deep selection of high quality brand name “linens” (e.g., bedding, towels and table linens) and “things” (e.g., housewares and home accessories) merchandise. For fiscal 2006, net sales of “linens” merchandise increased approximately 2.4% compared to a decrease of 2.7% in fiscal 2005, while net sales of “things” increased approximately 7.5% compared to a 6.1% increase in the prior year.  While the Company has shown improvement over the previous year, its textile business remained challenging.  As part of its back-to-basics initiative, the Company has undertaken a concerted effort to improve its core textiles businesses beginning with its sheet, towel, pillow and comforter programs.

The Company’s proprietary merchandise accounted for approximately 12.5% of fiscal 2006 sales. The Company’s proprietary product is an important point of differentiation from its competitors, providing its guests with high value merchandise in categories that the Company believes are underserved by national brand names.

Gross Profit

Gross profit for fiscal 2006 was $1,081.7 million, or 38.4% of net sales, compared with $1,099.3 million, or 40.8% of net sales, for fiscal 2005. The decrease in gross profit as a percentage of net sales was primarily caused by increased markdowns and lower mark-on.  The markdowns were associated with the Company’s efforts to sell nonproductive and aged inventory in order to transition to newer assortments, expand the “Best Bets” program to highlight the top 100 best selling core items and drive traffic to the stores.

Expenses

SG&A expenses consist of store selling expenses, occupancy costs, advertising expenses, corporate office expenses, impairment charges and costs related to the Transactions.  SG&A expenses for fiscal 2006 were $1,245.3 million, or 44.2% of net sales, compared with $1,037.5 million or 38.5% of net sales, for fiscal 2005.   Excluding impairment charges and costs related to the Transactions, SG&A expenses were 41.5% of net sales.  This increase in SG&A (excluding impairment charges and costs related to the Transactions) as a percentage of net sales is primarily due to the deleveraging of higher occupancy and other costs in the face of negative comparable store sales and higher depreciation and amortization expense as a result of the implementation of purchasing accounting.  As a result, SG&A per average square foot (excluding impairment charges and costs related to the Transactions) increased 5.6% to $63.24 in fiscal 2006 compared to $59.90 in fiscal 2005.

Operating loss for fiscal 2006 was $163.6 million, or (5.8%) of net sales, compared with an operating profit of $61.8 million, or 2.3% of net sales for fiscal 2005.  Operating loss for fiscal 2006 was increased by impairment charges of approximately $31.1 million and costs related to the Transactions of approximately $45.8 million.

Net interest expense in fiscal 2006 was $78.9 million compared to $4.0 million in fiscal 2005. The significant increase in interest expense is principally due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, approximately $3.9 million of deferred financing cost related to the Notes and the Company’s new asset-based credit facility has been recognized in interest expense.  Furthermore, higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates offset by lower average investment balances also contributed to the overall increase in net interest expense

The Company recorded an income tax benefit of $88.1 million for fiscal 2006, compared with income tax expense of $21.9 million for fiscal 2005.  Primarily due to additional expenses related to the Merger, including interest expense on the Notes, a loss was generated in fiscal 2006 with a resulting fiscal 2006 tax benefit rate of 36.3% compared to a fiscal 2005 tax expense rate of 37.8%.  The lower fiscal 2006 benefit rate was due to Merger-related non-deductible expenses.

Net Income

The Company’s net loss for fiscal 2006 was $154.4 million compared with net income of $36.0 million for fiscal 2005.  As noted above, the net loss for fiscal 2006 is not comparable to the net income for fiscal 2005 due to the significant change in the capital structure and the increased depreciation and amortization associated with purchase accounting in connection with the Transactions.

Fiscal 2005 Compared With Fiscal 2004

Net Sales

Net sales for fiscal 2005 were $2,694.7 million, an increase of 1.2% over fiscal 2004 net sales of $2,661.5 million, primarily as a result of new store openings offset by a decrease in comparable net sales. The Company opened 55 stores and closed five stores in fiscal 2005, compared with opening 54 stores and closing two stores in fiscal 2004. Net square footage increased 8.2% to 18.1 million at December 31, 2005 compared with 16.7 million at January 1, 2005.

Comparable net sales decreased 6.0% for fiscal 2005 compared with an increase of 1.8% in fiscal 2004.  The decrease in comparable net sales is primarily attributable to a decrease in guest traffic as further discussed in the following paragraph.

The Company’s average net sales per store were $5.2 million in fiscal 2005 and $5.6 million in fiscal 2004. The external retail environment was challenging as the company was faced with a softening home furnishings industry. Improving its merchandise assortment and maintaining its focus on trend-merchandising and brand building remained a high priority throughout the year, but the initiatives undertaken to inject more newness and freshness in its assortment was not as effective as was originally hoped for. The Company underestimated the impact of these initiatives on guest traffic, transaction conversion and the disruption to the organization as a whole, which ultimately led to the inconsistencies in its financial performance and the decline of comparable net sales. Throughout the year, guest response to its marketing content and vehicles was weaker than planned, and changes to its distribution did not generate the level of traffic that was originally anticipated.

The Company’s core business strategy is to offer a broad and deep selection of high quality brand name “linens” (e.g., bedding, towels and table linens) and “things” (e.g., housewares and home accessories) merchandise. For fiscal 2005, net sales of “linens” merchandise decreased approximately 3% compared to the prior year, while net sales of “things” increased approximately 6% over the prior year. The increase in net sales for “things” merchandise resulted primarily from the continued expansion of product categories within the “things” business and its continued strength in its functional housewares business. The Company’s textile business remained challenging due to the large number of assortment changes during the year, the impact of which was further compounded by inventory in-stock deficiencies caused by vendor late deliveries.

The Company’s proprietary merchandise accounted for approximately 15% of fiscal 2005 sales. Its proprietary product is an important point of differentiation from the Company’s competitors, providing its guests with high value merchandise in categories that the Company believes are underserved by national brand names.

Gross Profit

Gross profit for fiscal 2005 was $1,099.3 million, or 40.8% of net sales, compared with $1,071.8 million, or 40.3% of net sales, for fiscal 2004. Increases in gross margin from improved markup through lower merchandise acquisition costs were largely offset by an increase in markdowns associated with the acceleration of the Company’s transitions to newer assortments.

Expenses

SG&A expenses consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A expenses for fiscal 2005 were $1,037.5 million, or 38.5% of net sales, compared with $970.5 million, or 36.5% of net sales, for fiscal 2004. The increase in SG&A as a percent of net sales is primarily due to the impact of the company’s flat sales performance compared to the previous year. Although new store additions increased fixed costs, such as occupancy, the company responded with reductions in certain variable expenses, such as store payroll and corporate overhead. As a result, SG&A per average square foot declined approximately 1.3% to $59.90 in fiscal 2005 compared to $60.70 in fiscal 2004.

Operating profit for fiscal 2005 was $61.8 million, or 2.3% of net sales, compared with $101.3 million, or 3.8% of net sales for fiscal 2004.

Net interest expense in fiscal 2005 was $4.0 million compared to $3.4 million in fiscal 2004.  An increase in interest expense, due to higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates, was partially offset by a decrease in interest expense due to the termination of the trade payables arrangement with General Electric Capital Corporation and an increase in interest income from short-term investments due to higher average interest rates.

The Company’s income tax expense for fiscal 2005 was $21.9 million, compared with $37.4 million for fiscal 2004. Due to a change in the mix of earnings within jurisdictions, its effective tax rate for fiscal 2005 declined to 37.8% compared to 38.2% for the same period last year.

Net Income

As a result of the factors described above, net income for fiscal 2005 was $36.0 million compared with $60.5 million for fiscal 2004.

Liquidity and Capital Resources

In connection with the Transactions, the Company had significant transaction expenses during the fiscal year ended December 30, 2006 and incurred $650 million of debt through the issuance of the Notes.  As of December 31, 2005, the Company had no indebtedness outstanding except for a $2.1 million mortgage note obligation.  Cash outlays for the payment of interest are significantly higher in the current fiscal year compared to the last fiscal year as a result of the Notes.

Senior Secured Floating Rate Notes due 2014

The Notes consist of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (the “Issuers”).  The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, 2006, April 15, 2006, July 15, 2006 and October 15, 2006 commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of December 30, 2006, the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.

The Notes are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries other than the Issuers (collectively, the “Note Guarantors”).  All obligations under the Notes, and the guarantees of those obligations, are secured by first-priority liens on all of the Company’s and Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain subsidiaries and by second-priority liens on the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.  The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4, and amendment thereto, with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

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

Senior Secured Asset-Based Revolving Credit Facility Agreement

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

The Credit Facility contains certain customary affirmative covenants and events of default, but does not require the Company to comply with any financial ratio maintenance covenants unless the excess availability under the Credit Facility does not exceed $75 million.  During the period February 14, 2006 to December 30, 2006, the Company always maintained excess availability under the Credit Facility above $75 million and, accordingly, is not subject to compliance with certain financial ratio maintenance covenants as of December 30, 2006. The Company is not obligated under any formal or informal compensating balance requirements.

As of December 30, 2006, the Issuers had (i) $37.8 million in borrowings outstanding under the Credit Facility at an average interest rate of 8.3%; (ii) $81.2 million of letters of credit outstanding issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iii) $403.9 million of additional availability under the Credit Facility.

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

Mortgage Note

The Company also has an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores.  Under the mortgage note terms, the Company is required to make 96 equal payments of principal and interest, with a final principal payment of approximately $1.6 million in August 2012.

Historical

The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements.  The Company funds its operations through a combination of internally generated cash from operations and from borrowings under its asset-based revolving Credit Facility.  However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond the Company’s control.

As a result of the Transactions, the cash flow results for the fiscal year ended December 30, 2006 have been separately presented in the Consolidated Statements of Cash Flows split between the “Successor Entity” covering the period February 14, 2006 to December 30, 2006 and the “Predecessor Entity”, covering the period January 1, 2006 to February 13, 2006.  The comparable period results for the prior year are presented under “Predecessor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 to December 30, 2006 in its discussion below.  This combination is not a GAAP presentation.  However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash provided by operating activities for the period February 14, 2006 to December 30, 2006 was $2.2 million and net cash used in operating activities for the period January 1, 2006 to February 13, 2006 was $62.0 million.  Net cash used in operating activities for the combined 52-week period ended December 30, 2006 was $59.8 million compared with $79.1 million provided by operating activities for the comparable period last year.  The change in net cash used in operating activities is due to additional costs incurred by the Company resulting from the consummation of the Transactions, an increase in interest payments associated with the Notes and the timing of vendor payments, which was offset in part by a decline in inventory spend due to the Company’s inventory repositioning efforts.  Inventory per square foot decreased 3.8% to $41.90 compared to $43.57 in fiscal 2005 as the Company has eliminated inventory it considers to be non-core while maintaining appropriate depth to ensure that its in-stock position remained strong in its core offerings.

Net cash used in investing activities for the periods February 14, 2006 to December 30, 2006 and January 1, 2006 to February 13, 2006 was $1,266.8 million and $11.0 million, respectively.  Net cash used in investing activities for the combined 52-week period ended December 30, 2006 was $1,277.8 million compared with $128.9 million used in investing activities for the comparable period last year.  Excluding acquisition cost in connection with the Transactions, net cash used in investing activities for the 52-week period ended December 30, 2006 was $72.3 million, a decrease from the prior year due to fewer new store openings.  The Company currently estimates capital expenditures will be approximately $40 million in fiscal 2007, primarily to open approximately 20 new stores and to maintain existing stores, and for system enhancements and other capital additions.  For the 52-week period ended December 30, 2006 such amounts totaled approximately $53.1 million, $17.9 million and $6.2 million to open new stores, to maintain existing stores and for system enhancements and other capital additions, respectively.

Net cash provided by financing activities for the periods February 14, 2006 to December 30, 2006 and January 1, 2006 to February 13, 2006 was $1,277.2 million and $5.0 million, respectively.  Net cash provided by financing activities for the combined 52-week period ended December 30, 2006 was $1,282.2 million compared with $3.8 million provided by financing activities for the comparable period last year.  The increase is due to the issuance of the Notes, the issuance of Company stock primarily to the Sponsors in connection with the Transactions and a net increase in borrowings under the Credit Facility to fund working capital needs.

Management regularly reviews and evaluates its liquidity and capital needs.  The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year.  As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the Credit Facility from those currently existing and/or other debt or equity funding.  Management currently believes that the Company’s cash flows from operations and its availability under the Credit Facility will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due; however, no assurance can be  given that it will be able to obtain access to increases to the Credit Facility or additional capacity from new credit facilities in the future should they become necessary.

Off-Balance Sheet Arrangements

The Company does not have any transactions or relationships that could be considered material off-balance sheet arrangements.

Contractual Commitments

The following table summarizes existing contractual obligations requiring the use of cash, as of December 30, 2006:

Payments Due By Period (in millions)
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases—real property	$2,559.5	$292.6	$592.8	$569.1	$1,105.0
Operating leases—personal property	11.1	4.7	5.1	1.3	—
Total operating leases(1)	2,570.6	297.3	597.9	570.4	1,105.0
Inventory purchases	264.1	264.1	—	—	—
New store capital additions	5.8	5.8	—	—	—
Long-term debt obligations(2)	1,324.4	87.5	173.7	197.2	866.0
Total	$4,164.9	$654.7	$771.6	$767.6	$1,971.0

(1)             As of December 30, 2006, the Company has fully executed leases for 23 stores planned to open in fiscal 2007 and 2008 for which aggregate minimum rental payments over the term of the leases is approximately $101.6 million. The table above includes payments for stores that had fully executed leases as of December 30, 2006.

The Company also has assigned property at a retail location in which it guarantees the payment of rent over the specified lease term in the event of non-performance. As of December 30, 2006 the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.5 million.

(2)             Long-term debt obligations include senior notes and the asset-based revolving credit facility through their respective maturity dates and monthly payments of principal and interest for a mortgage on the land and building of one of the Company’s closed stores.  Floating interest rate payments related to the senior notes and the asset-based revolving credit facility are included in the above table.  Any future indebtedness under the asset-based revolving credit facility, which will significantly increase the Company’s long-term liabilities, is not included.

Seasonality

The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and, prior to the Merger before the Company became highly leveraged, substantially all of its net income for the year during the third and fourth quarters. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this is the general pattern associated with its segment of the retail industry and expects that this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments.  Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date.  The Company is currently assessing the effect SFAS No. 159 may have, if any, on its consolidated financial statements when it becomes effective on January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires, among other items, recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income.  SFAS No. 158 is effective for fiscal years ending after June 15, 2007 and early application is encouraged.  The adoption of SFAS No. 158 is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures.  The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  At December 31, 2006, the Company recorded an adjustment under SAB No. 108 (see Note 2 to the Consolidated Financial Statements — “Adoption of SEC Staff Accounting Bulletin No. 108”).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods.  Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods, interest and penalties and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN No. 48 are effective for the Company beginning in fiscal year 2007.  The Company, in its opening balance sheet for 2007, is required to reflect, as cumulative adjustments to the Company’s retained earnings, the impact of  FIN No. 48 on its income tax accruals for all prior years subject to adjustment by federal, state, local and foreign taxing authorities (open years).  The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date.  The Company has determined that no material adjustment to Shareholders’ Equity will be required as a result of applying FIN No. 48.  The Company will continue its policy of classifying interest on tax liabilities as part of its provision for income taxes.

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

Impact of Inflation

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the Consolidated Financial Statements.  The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time.   Management discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors.

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

Valuation of Inventory:

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 42.7% of total assets at December 30, 2006. Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented.  Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Factors considered in estimating realizable value include the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its Consolidated Financial Statements as of December 30, 2006 and December 31, 2005, the Company’s sales returns reserve was approximately $5.9 million and $7.1 million, respectively.

Impairment of Long-Lived Assets (including Goodwill)

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying value of the asset exceeds the fair value of the asset, which is determined by discounting the future cash flows expected to be generated by the asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are tested annually for impairment.  These assets are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.  As of December 30, 2006 and December 31, 2005, the Company’s net book value for property and equipment was approximately $530.8 million and $612.2 million, respectively, goodwill was approximately $267.8 million and $18.1 million, respectively, and identifiable intangible assets, net was $150.0 million and $1.3 million, respectively.  The increase in goodwill and identifiable intangible assets, net was primarily due to the acquisition.

During the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, the Company determined that the carrying value of certain assets exceeded their related estimated future undiscounted cash flows.  As a result, the Company reduced the carrying value of property and equipment to their fair value by approximately $28.0 million, $4.1 million and $0.9 million for the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, respectively.  The related impairment loss was recognized in Selling, General and Administrative Expenses on the Company’s Consolidated Statement of Operations.  In addition, during the period February 14, 2006 to December 30, 2006, the Company reduced the carrying value of favorable leases included in identifiable intangible assets, net by approximately $3.1 million with a corresponding charge to Selling, General and Administrative Expenses.

Store Closure Costs

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of December 30, 2006 and December 31, 2005, the Company had $3.6 million and $5.4 million, respectively, remaining related to this reserve.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluate reopening stores previously closed.  Fiscal 2006 usage consists of payments for lease commitments totaling $3.2 million.  The 2006 activity also includes the reversal of estimated lease commitment costs of approximately $0.3 million as these reserves were not needed, offset by an increase to lease commitment costs of approximately $1.7 million due to changes in estimates based on current negotiations.  Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

Self-Insurance

The Company purchases third party insurance for workers’ compensation, medical and general liability costs that exceed certain limits for each type of insurance program. The Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors prepared by third party actuaries. The Company evaluates the accruals and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may vary from the established accrual.  While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimate process. The ultimate cost of these claims may be greater than or less than the established accrual. The accrued obligation for these self-insurance programs was approximately $16.2 million as of December 30, 2006 and $14.7 million for fiscal year 2005.

Stock-based Compensation

SFAS No. 123 (Revised 2004) requires the recognition of compensation expense in the Consolidated Statements of Operations related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the amount of share-based awards expected to be forfeited prior to vesting. Prior to adopting SFAS No. 123 (Revised 2004), on January 1, 2006 the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants prior to January 1, 2006.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, the Company had designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the Consolidated Balance Sheet.  Gains and losses that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of Accumulated Other Comprehensive (Loss) or Income in Stockholders’ Equity on the Consolidated Balance Sheet and subsequently recognized in income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness during the period from inception of the derivative arrangement on July 7, 2006 to December 30, 2006.

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

Accounting Control Deficiency

As of December 30, 2006, the Company’s control procedures did not include adequate review over the completeness and accuracy of the income tax accounts to ensure compliance with generally accepted accounting principles.  The Company out-sources the preparation of the income tax provision to a third party and did not apply a thorough review to detect misstatements.  This deficiency resulted in material errors in the Company’s preliminary income tax provision in the 2006 consolidated financial statements.  The Company corrected the provision for income taxes and related balances prior to the issuance of the financial statements.  Accordingly, management determined that this condition constitutes a material weakness.

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

Although the Company has taken certain actions to address these issues, if it is unable to identify and remedy all such issues promptly and effectively, it could have a material adverse effect on the Company’s business, results of operations and financial condition. Maintaining effective control over financial reporting is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud. If the Company’s management or its independent registered public accounting firm were to conclude again in the future that the Company’s internal control over financial reporting was ineffective, investors could lose confidence in its reported financial information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company continuously evaluates the market risk associated with its financial instruments.  Market risks relating to the Company’s operations result primarily from changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Since the 2005 fiscal year, market risk exposure has significantly increased due to the issuance of the Notes in connection with the Merger and Transactions.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Credit Facility and the Notes.  The asset-based revolving credit facility and the Notes carry floating rate interest and, therefore, the Company’s Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for fiscal 2007 will be exposed to changes in interest rates.  As of December 30, 2006, the Company had $37.8 million in borrowings under the Credit Facility at an average interest rate of 8.3% and $650 million aggregate principal amount in Notes at an interest rate of 11.0%, based on a LIBOR rate of 5.4%.  As of December 30, 2006 a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $6.9 million.

The Company employs derivative financial instruments to manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows.

The Company does not enter into other derivative financial instruments for trading or speculative purposes.  The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations.  However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The collar agreement provides for payments to be made to or received from the counterparty where the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the collar agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the collar agreement are matched exactly to those of the Notes.  The collar agreement has an ultimate maturity of January 15, 2008.  At the inception of the collar agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At December 30, 2006, the notional amount of debt related to the collar agreement was $650 million and the fair value of the collar agreement was approximately a $0.1 million liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.  The cap agreement provides for payments to be received from the counterparty where the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Payment and reset dates under the cap agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The cap agreement has an ultimate maturity of January 15, 2009.  The Company paid a premium of $700,000 to purchase the cap agreement.  The cap agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At December 30, 2006, the notional amount of debt related to the cap agreement was $650 million and the fair value of the instrument was approximately a $0.1 million asset.

The Company has determined that the collar agreement and the cap agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  During the period from inception of the derivative arrangements on July 7, 2006 to December 30, 2006, the Company has recorded a loss of approximately $0.7 ($0.4 million, net of tax) in Accumulated Other Comprehensive (Loss) Income related to the changes in fair value of the hedges.  The collar agreement and the cap agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 35 stores in Canada as of December 30, 2006.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of December 30, 2006 and for the fiscal year then ended the Company did not hedge against foreign currency risks.

Item 8.  Financial Statements and Supplementary Data

The financial statements and financial information required by the Item are included below.  The financial statements are indexed under Item 15(a)(1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Linens Holding Co.:

We have audited the accompanying consolidated balance sheets of Linens Holding Co. and subsidiaries (the Company) as of December 30, 2006 (Successor Period) and December 31, 2005 (Predecessor Period), and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the period February 14, 2006 to December 30, 2006 (Successor Period), the period January 1, 2006 to February 13, 2006 (Predecessor Period) and each of the years ended December 31, 2005 and January 1, 2005 (Predecessor Period).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2006 (Successor Period) and December 31, 2005 (Predecessor Period), and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the period February 14, 2006 to December 30, 2006 (Successor Period), the period January 1, 2006 to February 13, 2006 (Predecessor Period) and for each of the years ended December 31, 2005  and January 1, 2005 (Predecessor Period), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006 and as discussed in Note 2, the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

New York, New York

March 26, 2007

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

			Fiscal Year Ended
	February 14, 2006 to December 30, 2006	January 1, 2006 to February 13, 2006	December 31, 2005	January 1, 2005
	(Successor Entity)	(Predecessor Entity)	(Predecessor Entity)	(Predecessor Entity)
Net sales	$2,534,365	$284,971	$2,694,742	$2,661,469
Cost of sales, including buying and distribution costs	1,557,011	180,675	1,595,394	1,589,700

Gross profit	977,354	104,296	1,099,348	1,071,769

Selling, general and administrative expenses
Fixed asset impairment	27,992	—	4,059	900
Identifiable intangible asset impairment	3,119	—	—	—
Other selling, general and administrative expenses	1,040,023	174,138	1,033,462	969,579

	1,071,134	174,138	1,037,521	970,479

Operating (loss) profit	(93,780)	(69,842)	61,827	101,290

Interest income	(190)	(668)	(894)	(542)
Interest expense	79,795	—	4,860	3,903

Interest expense (income), net	79,605	(668)	3,966	3,361

(Loss) income before (benefit) provision for income taxes	(173,385)	(69,174)	57,861	97,929
(Benefit) provision for income taxes	(66,852)	(21,270)	21,879	37,408

Net (loss) income	$(106,533)	$(47,904)	$35,982	$60,521

See accompanying Notes to Consolidated Financial Statements.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 30, 2006	December 31, 2005
	Successor Entity	Predecessor Entity

Assets
Current assets:
Cash and cash equivalents	$12,526	$158,158
Accounts receivable	37,063	43,561
Inventories	793,002	787,283
Prepaid expenses and other current assets	15,308	17,425
Current deferred income taxes	16,815	2,033

Total current assets	874,714	1,008,460
Property and equipment, net	530,829	612,247
Identifiable intangible assets, net	150,044	1,301
Goodwill	267,830	18,126
Deferred financing costs and other noncurrent assets, net	34,517	10,700

Total assets	$1,857,934	$1,650,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$260,089	$267,582
Accrued expenses and other current liabilities	186,582	198,961
Current deferred income taxes	—	4,401

Total current liabilities	446,671	470,944
Senior secured notes and other long-term debt	689,876	2,139
Noncurrent deferred income taxes	125,977	54,416
Other long-term liabilities	50,667	273,472

Total liabilities	1,313,191	800,971

Shareholders’ equity:
Preferred stock of Predecessor Entity, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock of Predecessor Entity, $0.01 par value; 135,000,000 shares authorized; 45,653,954 shares issued and 45,389,975 shares outstanding at December 31, 2005	—	457
Common stock of Successor Entity; $0.01 par value; 15,000,000 shares authorized; 13,013,000 shares issued and outstanding at December 30, 2006	131	—
Additional paid-in capital	652,395	376,730
Retained (deficit) earnings	(106,533)	476,896
Accumulated other comprehensive (loss) income	(1,250)	3,287
Treasury stock of Predecessor Entity, at cost; 263,979 shares at December 31, 2005	—	(7,507)

Total shareholders’ equity	544,743	849,863

Total liabilities and shareholders’ equity	$1,857,934	$1,650,834

See accompanying Notes to Consolidated Financial Statements.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Predecessor Entity	(in thousands, except number of shares)
Balance at January 3, 2004	44,793,619	$450	$362,483	$380,393	$1,391	$(7,340)	$737,377
Net income	—	—	—	60,521	—	—	60,521
Currency translation adjustment	—	—	—	—	1,228	—	1,228

Comprehensive income							61,749
Common stock issued under stock incentive plans and related tax benefits	408,212	5	10,144	—	—	—	10,149
Increase in treasury stock, net	(935)	—	—	—	—	78	78
Balance at January 1, 2005	45,200,896	455	372,627	440,914	2,619	(7,262)	809,353
Net income	—	—	—	35,982	—	—	35,982
Currency translation adjustment	—	—	—	—	668	—	668

Comprehensive income							36,650
Common stock issued under stock incentive plans and related tax benefits	193,487	2	4,103	—	—	—	4,105
Increase in treasury stock, net	(4,408)	—	—	—	—	(245)	(245)
Balance at December 31, 2005	45,389,975	457	376,730	476,896	3,287	(7,507)	849,863
Cumulative effect of adoption of SAB No. 108, net of tax	—	—	—	11,450	—	—	11,450

Adjusted balance at January 1, 2006	45,389,975	457	376,730	488,346	3,287	(7,507)	861,313

Net loss for period January 1 to February 13, 2006	—	—	—	(47,904)	—	—	(47,904)
Currency translation adjustment	—	—	—	—	253	—	253

Comprehensive loss							(47,651)
Share-based compensation under stock incentive plans	—	—	13,224	—	—	—	13,224
Tax benefit from exercise of stock options in connection with the Acquisition	—	—	4,298	—	—	—	4,298
Decrease in treasury stock, net	—	—	—	—	—	674	674

Balance at February 13, 2006 (prior to acquisition transactions)	45,389,975	457	394,252	440,442	3,540	(6,833)	831,858
Acquisition transactions	(32,389,975)	(327)	253,231	(440,442)	(3,540)	6,833	(184,245)

Successor Entity

Balance at February 14, 2006	13,000,000	130	647,483	—	—	—	647,613
Net loss for the period February 14, 2006 to December 30, 2006	—	—	—	(106,533)	—	—	(106,533)
Currency translation adjustment	—	—	—	—	(820)	—	(820)
Unrealized loss on hedge arrangements	—	—	—	—	(708)	—	(708)
Tax effect of period changes to accumulated other comprehensive loss					278		278

Comprehensive loss							(107,783)
Share-based compensation under stock incentive plans	—	—	4,263	—	—	—	4,263
Common stock issued	13,000	1	649	—	—	—	650

Balance at December 30, 2006	13,013,000	$131	$652,395	$(106,533)	$(1,250)	$—	$544,743

See accompanying Notes to Consolidated Financial Statements.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Fiscal Year Ended
	February 14, 2006	January 1, 2006 to
	to December 30, 2006	February 13, 2006	December 31, 2005	January 1, 2005
	Successor Entity	Predecessor Entity	Predecessor Entity	Predecessor Entity
Cash flows from operating activities:
Net (loss) income	$(106,533)	$(47,904)	$35,982	$60,521
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	114,509	12,642	90,270	81,318
Deferred income taxes	(73,641)	(6,725)	(11,265)	(1,112)
Share-based compensation	4,263	12,484	1,243	510
Amortization of deferred financing charges	3,930	43	154	24
Loss on sale and disposals of property and equipment	671	—	1,433	2,209
Fixed asset impairment	27,992	—	4,059	900
Identifiable intangible asset impairment	3,119	—	—	—
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	8,727	(2,240)	(17,704)	3,851
Decrease (increase) in inventories	26,133	(31,886)	(70,657)	(11,997)
Decrease (increase) in prepaid expenses and other current assets	13,482	(12,153)	20,544	(6,057)
Decrease (increase) in identifiable intangible assets and other noncurrent assets, net	124	9,580	(1,360)	(4,899)
(Decrease) increase in accounts payable	(14,493)	7,244	21,411	(5,431)
(Decrease) increase in accrued expenses and other liabilities, net	(6,081)	(3,041)	4,987	47,422
Net cash provided by (used in) operating activities	2,202	(61,956)	79,097	167,259

Cash flows from investing activities:
Acquisition of the Predecessor Entity, net of cash acquired(1)	(1,205,502)	—	—	—
Additions to property and equipment	(66,280)	(10,956)	(128,912)	(110,443)
Proceeds from sale of property and equipment	3,100	—	—	—
Proceeds from return of building purchase option deposit	1,817	—	—	—

Net cash used in investing activities	(1,266,865)	(10,956)	(128,912)	(110,443)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,650	—	—	—
Issuance of floating rate notes	650,000	—	—	—
Financing and direct acquisition costs	(60,447)	—	—	—
Premium paid for derivative financial instrument	(700)	—	—	—
Issuance of common stock under stock incentive plans	—	—	3,614	8,649
Federal tax benefit from common stock issued under stock incentive plans	—	4,298	492	1,500
Net increase in borrowings under revolving credit facility	37,800	—	—	—
Decrease (increase) in treasury stock	—	674	(245)	78
Payments on mortgage note	(54)	(10)	(58)	(27)

Net cash provided by financing activities	1,277,249	4,962	3,803	10,200

Effect of exchange rate changes on cash and cash equivalents	(60)	125	161	864

Net increase (decrease) in cash and cash equivalents	12,526	(67,825)	(45,851)	67,880
Cash and cash equivalents at beginning of period	—	158,158	204,009	136,129
Cash and cash equivalents at end of period	$12,526	$90,333	$158,158	$204,009

			Fiscal Year Ended
	February 13, 2006	January 1, 2006 to
	to December 30, 2006	February 13, 2006	December 31, 2005	January 1, 2005
	Successor Entity	Predecessor Entity	Predecessor Entity	Predecessor Entity

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)(2)	$58,577	$135	$4,851	$4,018
Income taxes
Income taxes paid	$42,010	$57	$33,684	$21,105
Income tax refunds	$(22,914)	$—	$(875)	$698

Non-cash transactions:
Increase (decrease) in accrued additions to property and equipment	$(1,940)	$(3,180)	$(1,330)	$8,609
Increase in goodwill due to purchase accounting adjustments, net	1,845	—	—	—
Unrealized loss on hedge arrangements, net of tax	$430	$—	$—	$—

(1)

In connection with the Merger, net cash settlements of approximately $20.0 million and $4.4 million for stock options and restricted stock units, respectively, are included in “Acquisition of the Company, net of cash acquired.”

(2)

Excludes $37,623 of deferred financing costs incurred in connection with the Merger.  Such costs are being charged-off to interest expense over the life of the related financing commitments.

See accompanying Notes to Consolidated Financial Statements.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Linens Holding Co., a Delaware corporation, together with its wholly owned consolidated subsidiaries, including Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Company”), is an entity that was formed in connection with the February 2006 acquisition of all of the outstanding shares of common stock of Linens ‘n Things, Inc. for $28.00 per share in cash, without interest, for aggregate consideration of approximately $1.3 billion (see Note 3 to the Consolidated Financial Statements for additional details about the acquisition of Linens ‘n Things, Inc. by Linens Holding Co.).

The Company operates in one segment, the retail industry, and had 571 stores in 47 states across the United States and in six provinces in Canada as of December 30, 2006. The Company’s stores offer a broad assortment of home textiles, housewares and home accessories, carrying both national brands and private label goods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements present the financial position of successor entity Linens Holding Co. and its wholly owned subsidiaries (the “Successor” or “Successor Entity”), and predecessor entity Linens ‘n Things, Inc. and its wholly owned subsidiaries (the “Predecessor” or “Predecessor Entity”), as of December 30, 2006 and December 31, 2005 and the results of operations and cash flows for the respective periods then ended as presented in the statements.  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements presented as of December 30, 2006 and for the period from February 14, 2006 through December 30, 2006 represent the “Successor Entity.”  The consolidated financial statements presented as of December 31, 2005 and for the period January 1, 2006 to February 13, 2006 and for the fiscal years ended December 31, 2005 and January 1, 2005 represent the “predecessor entity.”

The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 18) because management has determined that the differences in such financial statements are minor.

Reclassifications and Immaterial Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, the Company corrected its reporting of additions to property and equipment on the consolidated statements of cash flows to exclude accrued additions.  These corrections increased (reduced) additions to property and equipment with an offsetting adjustment to net cash provided by (used in) operating activities by $3.2 million for the period January 1, 2006 to February 13, 2006, $1.3 million in fiscal 2005 and $(8.6) million in fiscal 2004.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures.  The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  At December 31, 2006, the Company recorded an adjustment under SAB No. 108.

The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years.  SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.  Such adjustments do not require previously filed reports with the SEC to be amended.

The Company adopted SAB No. 108 effective the beginning of the 52-week period ended December 30, 2006.  In accordance with the requirements of SAB No. 108, the Company has adjusted the opening retained earnings of its Predecessor Entity for 2006 in the accompanying consolidated financial statements for an adjustment to its net deferred income tax liability.

At the end of 2006 the Company re-evaluated its deferred income tax asset and liability balances.  This review resulted in a determination that the Company’s noncurrent deferred income tax liability for depreciation was overstated by approximately $10.4 million and other net current deferred tax liabilities were overstated by approximately $1.1 million for an aggregate amount of $11.5 million.  Consequently the Company recorded an adjustment to decrease its net deferred income tax liability and increase opening retained earnings of its Predecessor Entity by approximately $11.5 million.  The adjustment had no impact on income tax expense.  The adjustment was due to the carryover impact of excess deferred income tax liabilities from prior years which had accumulated over a period of years prior to 2002.  The Company considers this adjustment to be immaterial as it did not impact the Consolidated Statements of Operations and the adjustment to the excess deferred tax liability was not material to the Consolidated Balance Sheets in prior periods.

The cumulative effect of the adjustment above on the opening balances of the Predecessor Entity’s balance sheet is as follows (in thousands):

Balance Sheet Account Adjusted Increase (Decrease)	Assets	Liabilities and Shareholders’ Equity
Retained earnings	$—	$11,450
Noncurrent deferred income taxes	—	(10,371)
Current deferred income taxes	1,079	—
Total	$1,079	$1,079

Fiscal Periods

The Company utilizes a 52/53-week period ending on the Saturday nearest the last day of December.  However, because of the Merger (see note 3 to the consolidated financial statements), the presentation of fiscal 2006 financial position, results of operations and cash flow has been segregated between the Successor Entity and Predecessor Entity.  Fiscal years 2006, 2005 and 2004 were each 52-week periods.

Revenue Recognition

The Company recognizes revenue at the time merchandise is purchased by customers at its retail stores and when shipped for merchandise purchased from its website or ordered by telephone.  Shipping terms for merchandise purchased from its website or ordered by telephone are FOB shipping point and title passes to the customer upon delivery of the merchandise to the carrier. Shipping and handling fees billed to customers in a sale transaction are included in sales.

Revenue from gift cards, gift certificates and merchandise credits are recognized when redeemed. As part of the Company’s private-label credit card (“PLCC”) program, when customers purchase merchandise using their PLCC they earn points that enable them to receive future free or discounted merchandise once they reach certain purchase thresholds. The value of these points is accrued for on each PLCC purchase net of an estimate for points never to be redeemed. The resulting net value of these points is reflected as an increase in cost of goods sold in the consolidated statements of operations.

Provisions for estimated future sales returns are recorded in the period that the related sales are recorded. The Company determines the amount of provision based on historical information. Sales discounts, coupons, cash rebates and other similar incentives are recorded as a reduction of sales in the period when the related sales are recorded. The Company periodically offers rebate programs in which customers receive either a check or a gift card upon receipt of an approved rebate claim form. During the promotion period for each respective rebate promotion, the Company accrues the total amount eligible to be disbursed at the time each item is sold. During the period when the related qualifying sales subject to rebate are recorded, the Company records cash rebates earned as a reduction of sales and gift cards to be awarded as an increase to cost of sales in the consolidated statements of operations.

Sales Tax Recognition

In accordance with local laws, the Company collects sales tax on merchandise purchased by customers.  Sales tax collections are presented in the accompanying consolidated statements of operations on a net basis (excluded from revenues).

Inventories

Inventories consist of the cost of finished goods purchased from domestic and foreign vendors, including inbound freight and other importation costs, product development costs and certain vendor allowances. Inventories are carried at the lower of cost or market; cost is determined by the retail inventory method of accounting. Amounts are removed from inventory at their weighted average cost.

Deferred Rent

The Company accrues for scheduled rent increases contained in its leases on a straight-line basis over the expected lease term, beginning when the Company first obtains possession of the premises, including cancelable option periods in those instances where exercising such options is reasonably assured at the inception of the lease.

Store Opening and Closing Costs

New store opening costs are charged to expense as incurred. Certain legal and construction-related overhead costs are capitalized. Store opening costs primarily include rent, store payroll and general operating costs incurred prior to the store opening.

Prior to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” in the event a store was closed before its lease expired, the remaining lease obligation, less anticipated sublease rental income, and asset impairment charges related to improvements and fixtures, inventory writedowns and other miscellaneous closing costs, were provided for in the period in which management determined to close the store. In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million related to the closing of certain under-performing stores (see note 4 to the consolidated financial statements). As of December 30, 2006 and December 31, 2005, the Company had $3.6 million and $5.4 million, respectively, remaining related to this reserve related primarily to lease obligations.

The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying values which approximate fair value due to the short-term nature of these instruments.  The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings.  The fair value of the Company’s Notes is determined based on quoted bid prices.  As of December 30, 2006, the fair value of the Company’s $650 million senior secured notes is approximately $622.4 million.

Cash and Cash Equivalents

Cash equivalents are considered to be those securities with maturities of three months or less when purchased. The Company’s cash management program utilizes zero balance disbursement accounts. Accordingly, outstanding checks have been reclassified to accounts payable or accrued expenses and other current liabilities in the consolidated balance sheets. Such outstanding checks included in accounts payable totaled $24.6 million and $67.2 million at December 30, 2006 and December 31, 2005, respectively, and outstanding checks included in accrued expenses and other current liabilities totaled $45.7 million and $29.5 million at December 30, 2006 and December 31, 2005, respectively.

Business Combination

On February 14, 2006, the Company acquired all of the outstanding common stock of the Company’s predecessor entity, Linens ‘n Things, Inc., for total cash consideration of approximately $1.3 billion.  The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination in accordance with the provisions set forth in SFAS No. 141, “Business Combinations” using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.  The purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  The allocation of the purchase price may be adjusted within one year following the date of the business combination.  The Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions (see note 3 to the consolidated financial statements), and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

Property and Equipment

Additions to property and equipment are stated at cost.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets (5 to 10 years for furniture, fixtures and equipment and 3 to 5 years for computer hardware and capitalized software costs). Leasehold improvements are amortized over the lesser of the expected useful life and expected lease term, including cancelable option periods in those instances where exercising such options is reasonably assured at the inception of the lease.

Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustments to the asset and accumulated depreciation accounts of the items renewed or replaced.

Impairment of Long-Lived Assets (including Goodwill)

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying value of the asset exceeds the fair value of the asset, which is determined by discounting the future cash flows expected to be generated by the asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are tested annually for impairment. These assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Deferred Charges

Deferred charges, principally lease acquisition fees, are amortized on a straight-line basis, generally over the expected lease term, beginning when the Company first obtains possession of the premises, including cancelable option periods in those instances where exercising such options is reasonably assured at the inception of the lease.

Costs of Sales

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.

Selling, General and Administrative Expenses

Other selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations include store payroll and selling expenses, store occupancy costs, advertising and other corporate expenses.

Vendor Allowances

The Company receives various types of allowances from its merchandise vendors, which are based on negotiated terms, to cover costs such as freight expense, markdowns and advertising. These allowances are recorded as an offset to the expense as incurred or when the merchandise is sold, as applicable, and is reflected as a reduction of cost of sales in accordance with the provisions of the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

EITF 02-16 states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of merchandise sold when recognized in the Company’s consolidated statement of operations. That presumption may be overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  In accordance with EITF 02-16, the Company treats certain funds received from vendors as a reduction to the cost of inventory and, as a result, these funds are recognized as a reduction to cost of merchandise sold when the inventory is sold. Vendor allowances, which are reflected as a reduction of inventory, and vendor purchase discounts are amortized to reduce cost of sales on an inventory turn basis.

Advertising Costs

The Company expenses the production costs of advertising at the commencement date of the advertisement. Advertising costs, recorded as a component of SG&A, were $115.0 million for the period February 14, 2006 to December 30, 2006 and $12.0 million for the period January 1, 2006 to February 13, 2006. Advertising costs were $114.0 million and $103.5 million for fiscal 2005 and fiscal 2004, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the year in which temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of operations in the period that includes the enactment date.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (Revised 2004)”), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method.

Prior to adopting SFAS No. 123 (Revised 2004), the Company accounted for its share-based compensation plans using the intrinsic value method prescribed under the provisions of Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During fiscal 2005 and fiscal 2004, the Company recognized compensation expense for restricted stock unit awards over the related service period in the consolidated statements of operations, but did not recognize compensation expense for stock options, since the Company’s stock options have been granted at fair market value on the date of grant.

In connection with the adoption of SFAS No. 123 (Revised 2004) the Company elected the modified prospective method of transition; accordingly, prior periods have not been restated.  During the period January 1, 2006 to February 13, 2006, the Company did not grant any stock options.   Upon completion of the Merger (see note 3 to the consolidated financial statements) and in accordance with the terms of the stock plans, all of the outstanding stock options and restricted stock units became fully vested and immediately exercisable.  Accordingly, under SFAS No. 123 (Revised 2004) the Company recorded share-based compensation expense for the entire portion of previously granted share-based awards that remained unvested at the date of the adoption.

On February 14, 2006, the board of directors and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”).  Under the Plan, the Company grants stock options for a fixed number of shares to key employees and directors.  The Company recognizes the cost of all time-based employee stock option grants on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  There are no restricted stock units under the Plan.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, the Company designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet.  Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity on the consolidated balance sheet and subsequently recognized in income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness during the period from inception of the derivative arrangement on July 7, 2006 to December 30, 2006.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the consolidated financial statements.  The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time.

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

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its consolidated financial statements as of December 30, 2006 and December 31, 2005, the Company’s sales returns reserve was approximately $5.9 million and $7.1 million, respectively.

Impairment of Long-Lived Assets (including Goodwill)

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying value of the asset exceeds the fair value of the asset, which is determined by discounting the future cash flows expected to be generated by the asset.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment.  These assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.  As of December 30, 2006 and December 31, 2005, the Company’s net book value for property and equipment was approximately $530.8 million and $612.2 million, respectively, goodwill was approximately $267.8 million and $18.1 million, respectively, and identifiable intangible assets, net was $150.0 million and $1.3 million, respectively.  The increase in goodwill and identifiable intangible assets, net was primarily due to the acquisition of the Predecessor in February 2006.

During the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, the Company determined that the carrying value of certain assets exceeded their related estimated future undiscounted cash flows.  As a result, the Company reduced the carrying value of property and equipment to their fair value by approximately $28.0 million, $4.1 million and $0.9 million for the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, respectively.  The related impairment loss was recognized in selling, general and administrative expenses on the company’s consolidated statement of operations.  In addition, during the period February 14, 2006 to December 30, 2006, the Company reduced the carrying value of favorable leases included in identifiable intangible assets, net by approximately $3.1 million with a corresponding charge to selling, general and administrative expenses.

Store Closure Cost

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of December 30, 2006 and December 31, 2005, the Company had $3.6 million and $5.4 million, respectively, remaining related to this reserve.  The Company has closed all of the initially identified stores other than one store, which the Company decided to keep open and whose reserve was reversed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluates reopening stores previously closed.  Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation, medical and general liability costs that exceed certain limits for each type of insurance program.  The Company is responsible for the payment of claims under these insured excess limits.  The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries.  Workers’ compensation is recorded at its net present value.  In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.

The Company evaluates the accrual and the underlying assumptions periodically and makes adjustments as needed. The ultimate cost of these claims may vary from the established accrual.  While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimate process.  In the event the Company determines the accruals should be increased or reduced, the Company would record such adjustments in the period in which such determination is made.

The accrued obligation for these self-insurance programs was approximately $16.2 million as of December 30, 2006 and $14.7 million for fiscal year 2005.

Share-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method.

Prior to adopting SFAS No. 123 (Revised 2004), the Company accounted for its share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During fiscal 2005 and fiscal 2004, the Company recognized compensation expense for restricted stock unit awards over the related service period in the Consolidated Statements of Operations, but did not recognize compensation expense for stock options, since the Company has historically treated its stock options as having been granted at fair market value on the date of grant.

In connection with the adoption of SFAS No. 123 (Revised 2004) the Company elected the modified prospective method of transition; accordingly, prior periods have not been restated.  Upon completion of the Merger and in accordance with the terms of the stock plans, all of the outstanding stock options and restricted stock units became fully vested and immediately exercisable.  Each option was exercised and the holder was paid for each option an amount equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes.  Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.  Accordingly, under SFAS No. 123 (Revised 2004) the Company recorded share-based compensation expense for the entire portion of previously granted share-based awards that remained unvested at the date of the adoption.

On February 14, 2006, the board of directors and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”).  Under the Plan, the Company grants stock options for a fixed number of shares to key employees and directors.  The Company recognizes the cost of all time-based employee stock option grants on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis.  There are no restricted stock units under the Plan.

Each option was exercised, equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes.  Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.

The Company, with the assistance of an independent third party, uses the Monte Carlo simulation option-pricing model for estimating the fair value of performance-based options and the Black-Scholes option-pricing model for time-based options issued under the Plan.  Both models include various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company.  As a result, if other assumptions had been used, total share-based compensation cost, as determined in accordance with SFAS No. 123 (Revised 2004) could have been materially impacted.  Furthermore, if the Company uses different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

Under SFAS No. 123 (Revised 2004), the Company is also required to record share-based compensation expense net of estimated forfeitures.  The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated, primarily based upon historical data.  The actual forfeiture rate could differ from these estimates.

Derivative Financial Instruments

The Company has designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the consolidated balance sheet.  Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive (loss) or income in stockholders’ equity on the consolidated balance sheet and subsequently recognized in income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness during the period from inception of the derivative arrangement on July 7, 2006 to December 30, 2006.

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

Determining the provision for income taxes and related accruals, deferred tax assets and deferred tax liabilities requires judgment.  There are transactions and calculations arising in the ordinary course of business where the ultimate tax outcome is uncertain.  Additionally, tax returns filed by the Company are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Litigation

The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

3. Acquisition of Linens ‘n Things, Inc. by Linens Holding Co.

On November 8, 2005, Linens Merger Sub Co. and its parent company, Linens Holding Co., entered into an Agreement and Plan of Merger with Linens ‘n Things, Inc. governing a merger (the “Merger”) pursuant to which each share of common stock of Linens ‘n Things, Inc. (other than shares held in treasury or owned by Linens Merger Sub Co., its parent company or any affiliate of Linens Merger Sub Co. and other than shares held by stockholders who properly demanded and perfected appraisal rights) would be converted into the right to receive $28.00 in cash, without interest, for aggregate consideration of approximately $1.3 billion. The Merger was structured as a reverse subsidiary merger, and on February 14, 2006 Linens Merger Sub Co. was merged with and into Linens ‘n Things, Inc., with Linens ‘n Things, Inc. as the surviving corporation.  As the surviving corporation in the Merger, Linens ‘n Things, Inc. assumed by operation of law all of the rights and obligations of Linens Merger Sub Co., including $650 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Issuers”) and the related indenture. Linens ‘n Things Center, Inc., a direct wholly owned subsidiary of Linens ‘n Things, Inc., is a co-issuer of the Notes.

Affiliates of Apollo Management, L.P., National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (the “Sponsors”) collectively contributed approximately $648 million as equity to Linens Merger Sub Co. immediately prior to the Merger.

The Sponsors financed the purchase of Linens ‘n Things, Inc. and paid related fees and expenses through the offering of the Notes, the equity investment described above and excess cash on hand at Linens ‘n Things, Inc.  Linens ‘n Things, Inc. did not draw on its new asset-based revolving credit facility at closing.

These transactions, including the Merger and payment of any costs related to these transactions, are collectively referred to herein as the “Transactions.”  In connection with the Transactions, Linens ‘n Things, Inc. incurred significant indebtedness and became highly leveraged.

Immediately following the Merger, Linens ‘n Things, Inc. became a wholly owned subsidiary of Linens Holding Co.  Linens Holding Co. is an entity that was formed in connection with the Transactions and has no assets or liabilities other than the shares of Linens Merger Sub Co. and its rights and obligations under and in connection with the merger agreement with Linens ‘n Things, Inc. and the equity commitment letters and debt financing commitment letters provided in connection with the Transactions.

The closing of the Merger occurred on February 14, 2006 simultaneously with:

•      the closing of the Note offering;

•      the closing of Linens ‘n Things, Inc.’s new $600 million asset-based revolving credit facility;

•      the termination of Linens ‘n Things, Inc.’s existing $250 million unsecured revolving credit facility and CAD $40 million unsecured credit facility agreements; and

•      the equity investments described above.

The consummation of the Notes offering was conditioned upon the consummation of the Merger, the closing of Linens ‘n Things, Inc.’s new asset-based revolving credit facility and the equity investments described above, all of which were completed on February 14, 2006.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, April 15, July 15 and October 15, commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008 (see Note 11 to the Consolidated Financial Statements for disclosures regarding these derivatives).

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company and by each of the Company’s direct and indirect subsidiaries (other than the Issuers) that guarantee Linens ‘n Things, Inc.’s new asset-based revolving credit facility except for its Canadian subsidiaries (collectively, the “Note Guarantors”).

All obligations under the Notes, and the guarantees of those obligations, are secured by first-priority liens, subject to permitted liens, on all of the Company’s, the Issuers’ and the Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain of the subsidiaries.

The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4, and amendment thereto, with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or Guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

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

Linens ‘n Things, Inc.’s new asset-based revolving credit facility (the “Credit Facility”) provides senior secured financing of up to $600 million, subject to a borrowing base.  The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to Linens ‘n Things Canada Corp. subject to the Canadian borrowing base.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain customary affirmative covenants and events of default.  The principal amount outstanding of the loans under the Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity, five years from February 14, 2006, the date of closing of the Transactions.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the Credit Facility is 0% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings.  After the delivery of the financial statements for the first full fiscal quarter after the closing date, the applicable margin for borrowings under the Credit Facility will be subject to adjustment based on the excess availability under the Credit Facility.  In addition to paying interest on outstanding principal under the Credit Facility, the Borrowers are required to pay a commitment fee, initially 0.375% per annum, in respect of the unutilized commitments thereunder.  After the delivery of financial statements for the first full fiscal quarter after the closing date, the commitment fee will be subject to adjustment based on the excess availability under the Credit Facility.  The Borrowers must also pay customary letter of credit fees and agency fees.  The Borrowers initiated borrowings under its Credit Facility on February 23, 2006 to meet its operational working capital needs.  As of December 30, 2006 the applicable margin for borrowings under the Credit Facility and the commitment fee in respect of the unutilized commitments thereunder remained at the initial levels established.

As a result of the Merger, all of Linens ‘n Things, Inc.’s issued and outstanding capital stock was acquired by Linens Holding Co.  At such time, investment funds associated with or designated by the Sponsors acquired approximately 99.7% of the common stock of Linens Holding Co. through an investment vehicle controlled by Apollo Management V, L.P., or one of its affiliates, and Robert J. DiNicola, the new Chairman and Chief Executive Officer of Linens ‘n Things, Inc., acquired the remaining 0.3% at the same price paid by the sponsors.

Upon consummation of the Transactions, Linens ‘n Things, Inc. delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Exchange Act of 1934.  The last day of trading on the NYSE was February 14, 2006.

Total fees and expenses related to the Transactions were approximately $110 million, consisting of approximately $49 million of pre-merger transaction cost incurred by the Company’s predecessor entity, Linens ‘n Things, Inc., $23 million of direct acquisition costs of the Company and $38 million of deferred financing costs.  Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees.  The direct acquisition costs were included in the purchase price and is a component of goodwill.  Deferred financing costs of approximately $12 million relates to the credit facility, which are amortized over five years on a straight-line basis, and $26 million relates to the Notes, which are amortized over eight years using the effective interest method.

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

The Company has allocated the purchase price based on the appraisal associated with the valuation of certain assets and liabilities.  The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation; however, the purchase price allocation relating to deferred financing costs  is expected to be revised.

As a result of the consummation of the Transactions, a new entity (“successor entity”) was formed with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries.  The Consolidated Financial Statements for the successor entity as of December 30, 2006 and for the period February 14 to December 30, 2006 show the operations and cash flows of the successor entity, Linens Holding Co. and Subsidiaries.  The Consolidated Financial Statements presented as of December 31, 2005, and for the periods

January 1 to February 13, 2006 and fiscal years 2005 and 2004 are shown under the “predecessor entity” caption, consisting of Linens ‘n Things, Inc. and Subsidiaries.

As a result of the consummation of the Transactions, the Consolidated Financial Statements for the period after February 13, 2006 are presented on a different basis than that for the periods before February 14, 2006 as a result of the application of purchase accounting as of February 14, 2006 and therefore are not comparable.

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity			Successor Entity
	February 13, 2006		Transaction Adjustments	February 14, 2006
Assets
Current assets:
Cash and cash equivalents	$90,333		$(15,701)	$74,632
Accounts receivable	45,833		—	45,833
Inventories	819,600		—	819,600
Prepaid expenses and other current assets	29,499		—	29,499
Current deferred income taxes	1,211	(2)	—	1,211
Total current assets	986,476		(15,701)	970,775
Property and equipment, net	607,787		(57)	607,730
Identifiable intangible assets, net	1,276		159,742	161,018
Goodwill	18,126		247,859	265,985
Deferred financing cost and other noncurrent assets, net	1,079		36,172	37,251
Total assets	$1,614,744		$428,015	$2,042,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$274,997		$—	$274,997
Accrued expenses and other current liabilities	195,404		39,388 (1)	234,792
Current deferred income taxes	8,176		—	8,176
Total current liabilities	478,577		39,388	517,965
Senior secured notes and other long-term debt, net of current	2,131		650,000	652,131
Noncurrent deferred income taxes	31,723	(2)	152,892	184,615
Other long-term liabilities	270,455		(230,020) (3)	40,435
Total liabilities	782,886		612,260	1,395,146
Shareholders’ equity	831,858		(184,245)	647,613

Total liabilities and shareholders’ equity	$1,614,744		$428,015	$2,042,759

(1)  Represents an accrual for unpaid transaction expenses.

(2)   Reflects adjustment of the carrying value of deferred tax liabilities of the Predecessor Entity totaling $11.5 million as of January 1, 2006 to correct the effects of a difference between the book and tax bases of property and equipment and other adjustments.

(3)  Consists of the following purchase accounting adjustments:

Unfavorable leases	$20,000
Deferred rents	(250,020)

$(230,020)

As presented in the above table, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the Transactions, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.  The following table presents an analysis of the change in goodwill.

(in thousands)	Amount

Balance at December 31, 2005 (predecessor entity)	$18,126 (1)
Purchase accounting adjustments from preliminary allocation	259,309

Initial preliminary balance at February 14, 2006	277,435
SAB 108 adjustment (see note 2 to the consolidated financial statements)	(11,450)

Balance at February 14, 2006 (successor entity)	265,985
Pre-existing tax adjustments	1,885
Pre-existing book adjustments, net	(618)
Book adjustment for returned deposit on building purchase option assigned	722
Other — foreign currency translation	(144)

Balance at December 30, 2006 (successor entity)	$267,830

(1)  The predecessor entity goodwill has been written-off in purchase accounting.

The unaudited pro forma results of operations presented below for the fiscal years ended December 30, 2006 and December 31, 2005 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Notes and the Credit Facility and other acquisition-related adjustments in connection with the Transactions.  The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005
(In Thousands)

Net sales	$2,819,336	$2,694,742
Loss before benefit for income taxes	$(213,896)	$(71,626)
Net loss	$(130,850)	$(43,523)

4. Restructuring and Asset Impairment Charge

In fiscal 2001, the Predecessor developed and committed to a strategic initiative designed to improve store performance and profitability. This initiative called for the closing of certain under-performing stores, which did not meet the Predecessor’s profit objectives. In connection with this initiative, the Predecessor recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) in the fourth quarter of fiscal 2001. A pre-tax reserve of $20.5 million was established for estimated lease commitments for stores to be closed. The reserve considers estimated sublease income. Because all of the stores were leased, the Predecessor was not responsible for the disposal of property other than fixtures. A pre-tax writedown of $9.5 million was recorded as a reduction in property and equipment for fixed asset impairments for these stores. The fixed asset impairments represent fixtures and leasehold improvements. A pre-tax reserve of $4.0 million was established for other estimated miscellaneous store closing costs. Additionally, a pre-tax charge of $3.8 million was recorded in cost of sales for estimated inventory markdowns below cost for the stores to be closed. Certain components of the restructuring charge were based on estimates and may be subject to change in the future. The Predecessor has closed all of the initially identified stores other than one store, which it decided to keep open and whose reserve was reversed.    In addition, the Company reopened one of the previously closed stores during the second quarter of 2006 and plans to reopen a second previously closed store during the second quarter of fiscal 2007.

The following table displays a roll forward of the activity for fiscal years 2006 and 2005, and the reserves remaining as of December 30, 2006, which is included in accrued expenses and other current liabilities in the consolidated balance sheets ($ in millions):

	Remaining at January 1, 2005	2005 Net Usage	Remaining at December 31, 2005	2006 Net Usage	Remaining at December 30, 2006
	Predecessor		Predecessor		Successor

Lease commitments	$9.0	$(3.6)	$5.4	$(1.8)	$3.6

	$9.0	$(3.6)	$5.4	$(1.8)	$3.6

Fiscal 2006 and fiscal 2005 usage consists of payments for lease commitments totaling $3.2 million and $5.1 million, respectively.  The 2006 activity also includes the reversal of estimated lease commitment costs of approximately $0.3 million as these reserves were not needed, offset by an increase to lease commitment costs of approximately $1.7 million due to changes in estimates based on current negotiations.  The 2005 activity also includes the reversal of estimated lease commitment costs of approximately $4.3 million as these reserves were not needed, offset by an increase to lease commitment costs by approximately $5.8 million due to changes in estimates based on current negotiations.  The net changes in the restructuring reserve have been reflected within SG&A in the consolidated statements of operations.

5. Accounts Receivable

Accounts receivable consisted of the following (in thousands):	December 30, 2006	December 31, 2005
	Successor	Predecessor
Credit card settlements due	$28,730	$27,007
Due from landlords	2,598	8,778
Other	5,735	7,776
	$37,063	$43,561

The Company’s bad debt experience has historically been insignificant and, accordingly, a minimal allowance for doubtful accounts has been established for these receivables.

Amounts due from landlords are allowances provided by landlords recorded as deferred rent credits included in Other Long-Term Liabilities on the Consolidated Balance Sheets.  Deferred rent credits are amortized as a reduction of rent expense over the expected lease term, including cancelable option periods in those instances where exercising such options is reasonably assured at the inception of the lease.

Account receivable — other at December 31, 2005 includes approximately $2.2 million resulting from the VISA/MasterCard antitrust litigation settlement which has been included as a reduction of SG&A in the consolidated statements of operations for fiscal 2005.

6. Property and Equipment

Property and equipment consisted of the following (in thousands):	December 30, 2006	December 31, 2005
	Successor	Predecessor
Land	$1,480	$1,480
Building	6,031	6,080
Furniture, fixtures and equipment	334,579	608,307
Leasehold improvements	266,886	417,005
Computer hardware and software	19,687	34,762
Construction-in-progress	2,782	9,109
	631,445	1,076,743
Less:
Accumulated depreciation and amortization	100,616	464,496
	$530,829	$612,247

Depreciation expense for the periods February 14, 2006 to December 30, 2006, January 1, 2006 to February 13, 2006, fiscal 2005 and 2004 was approximately $106.7 million, $12.6 million, $90.1 million and $80.8 million, respectively.

During the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, the Company determined that the carrying value of certain assets exceeded their related estimated future undiscounted cash flows.  As a result, the Company reduced the carrying value of property and equipment to their fair value by approximately $28.0 million, $4.1 million and $0.9 million for the periods February 14, 2006 to December 30, 2006, fiscal 2005 and fiscal 2004, respectively.

7. Identifiable Intangible Assets

In connection with the Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party.  The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

Identifiable intangible assets, net consisted of the following (in thousands):	December 30, 2006	December 31, 2005
	Successor	Predecessor
Intangible assets subject to amortization:
Credit card customer relationships	$10,129	$—
Customer list	406	—
Favorable leases	23,852	2,900

	34,387	2,900
Less: accumulated amortization	(7,031)	(1,599)

Total intangible assets subject to amortization	27,356	1,301
Total indefinite-lived trademarks	122,688	—

Total identifiable intangible assets	$150,044	$1,301

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 5 years.  For the period February 14, 2006 to December 30, 2006, January 1, 2006 to February 13, 2006, fiscal year 2005 and fiscal year 2004, amortization expense of $7.8 million, $0.02 million, $0.2 million and $0.2 million, respectively, and an impairment charge of approximately $3.1 million for the period February 14, 2006 to December 30, 2006 was recorded by the Company.

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2007	$7,434
2008	6,485
2009	3,125
2010	2,405
2011	2,405
2012 and thereafter	5,502

Total	$27,356

8. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts Payable

Accounts payable includes amounts due customers principally for gift card, customer rebate and sales return liabilities of $55.3 million and $47.7 million as of December 30, 2006 and December 31, 2005, respectively.  Gift cards that are not expected to be redeemed are recorded as a reduction to SG&A in the Consolidated Statements of Operations.  Such amounts recognized for the period February 14, 2006 to December 30, 2006, the period January 1, 2006 to February 13, 2006, fiscal 2005 and fiscal 2004 were approximately $4.0 million, $0.5 million, $2.8 million and $5.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):	December 30, 2006	December 31, 2005
	Successor	Predecessor
Other taxes payable	$41,062	$35,602
Income taxes payable	7,650	29,181
Salaries and employee benefits	20,347	24,518
Other	117,523	109,660
	$186,582	$198,961

Included in “other” is miscellaneous store operating and corporate office accrued expenses.  Additionally, it includes the reclassification of outstanding checks due to the Company’s utilization of zero balance disbursement accounts under its cash management program (see note 2 to the consolidated financial statements — cash and cash equivalents).

9. Senior Secured Notes and Other Long-Term Debt

Senior secured notes and other long-term debt consists of the following (in thousands):

Senior secured notes and other long-term debt consisted of the following (in thousands):	December 30, 2006	December 31, 2005
	Successor	Predecessor
Senior secured floating rate notes due 2014	$650,000	$—
Asset-based revolving credit facility	37,800	—
Mortgage note payable	2,076	2,139
	$689,876	$2,139

Senior Secured Floating Rate Notes Due 2014

Senior secured floating rate notes due 2014 consists of $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is paid every three months on January 15, 2006 , April 15, 2006 , July 15, 2006 and October 15,2006  commencing April 15, 2006.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of December 30, 2006 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see note 11 to the consolidated financial statements).

Deferred financing costs of approximately $26 million relating to the Notes are being amortized over eight years using the effective interest method.

The Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company and by certain of the Company’s domestic subsidiaries other than the Issuers (collectively, the “Note Guarantors”), and are secured by first-priority liens on all of the Company’s and Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain subsidiaries and by second-priority liens on the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.  The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4, and amendment thereto, with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or Guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130 million of the Notes, separate financial statements of the Issuer or Note Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

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

Senior Secured Asset-based Revolving Credit Facility

In February 2006, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third party institutional lenders which expires February 14, 2011. The Credit Facility provides senior secured financing of up to $600 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250 million senior revolving credit facility amended November 2004, which allowed for up to $50 million in borrowings from additional lines of credit outside the agreement, including CAD $40 million covering the Company’s Canadian operations (the “2004 Credit Agreement”).  The Company incurred deferred financing costs of approximately $12 million related to the Credit Facility, which are being amortized over five years on a straight-line basis.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75 million and also contains certain restrictive covenants including the Company’s ability to pay dividends and certain customary affirmative covenants and events of default.  During the period February 14, 2006 to December 30, 2006, the Company always maintained excess availability above $75 million.  As of December 30, 2006, the Company had $37.8 million in borrowings under the Credit Facility at an average interest rate of 8.3%.  The Company also had $81.2 million of letters of credit outstanding as of December 30, 2006 issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases.  At various times during (1) the period February 14, 2006 to December 30, 2006 and (2) the periods January 1, 2006 to February 13, 2006, fiscal 2005 and fiscal 2004, the Company borrowed against its Credit Facility and the 2004 Credit Agreement, respectively, for working capital needs.  The Company is not obligated under any formal or informal compensating balance requirements.

Mortgage Note Payable

Mortgage note payable represents an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores.  Under the mortgage note terms, the Company is required to make 96 equal payments of principal and interest, with a final principal payment of approximately $1.6 million in August 2012.

10. Other Long-Term Liabilities

	December 30, 2006	December 31, 2005
Other long-term liabilities consisted of the following (in thousands):	Successor	Predecessor
Deferred rent	$11,751	$74,262
Deferred rent credit	11,568	189,020
Intangible liability for unfavorable retail leases	18,071	—
Other	9,277	10,190
	$50,667	$273,472

Deferred rent represents the unamortized accrual for scheduled rent increases contained in the Company’s leases and deferred rent credits represent the unamortized portion of landlord allowances. The intangible liability for unfavorable retail leases represents the assignment of a portion of the purchase accounting allocation to reflect leases that were deemed to have below market leasing terms.

11. Derivative Financial Instruments

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

The Company employs derivative financial instruments to manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows.

The Company does not enter into other derivative financial instruments for trading or speculative purposes.  The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations.  However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in other comprehensive income, to the extent that hedges are effective.  For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the consolidated statement of operations.

The Company may at its discretion terminate or designate any such hedging instrument agreements prior to maturity.  At that time, any gains or losses previously reported in other comprehensive income on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt.  If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in other comprehensive income at the time of termination of the debt would be recognized in the consolidated statement of operations at that time.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The Collar Agreement provides for payments to be made to or received from the counterparty when the LIBOR rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the Collar Agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the Collar Agreement are matched exactly to those of the Notes.  The Collar Agreement has an ultimate maturity of January 15, 2008.  To the extent that the three-month LIBOR rate is below the Collar Agreement floor, payment is due from the Company to the counterparty for the difference.  To the extent the three-month LIBOR rate is above the Collar Agreement cap, the Company is entitled to receive the difference from the counterparty.  At the inception of the Collar Agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At December 30, 2006, the notional amount of debt related to the Collar Agreement was $650 million and the fair value of the Collar Agreement was approximately a $0.1 million liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008.  The Cap Agreement provides for payments to be received from the counterparty where the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Such payments represent the difference between the LIBOR rate stated above in the Cap Agreement and those in effect on a LIBOR-based borrowing arrangement for the given reset period.  Payment and reset dates under the Cap Agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The Cap Agreement has an ultimate maturity of January 15, 2009.  The Issuers paid a premium of $700,000 to purchase the Cap Agreement.  The Cap Agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At December 30, 2006, the notional amount of debt related to the Cap Agreement was $650 million and the fair value of the instrument was approximately a $0.1 million asset.

The Company has determined that the Collar Agreement and the Cap Agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  As such, changes in the fair value of the Collar Agreement and the Cap Agreement have been recorded in accumulated other comprehensive (loss) income on the consolidated balances sheet.  During the period from inception of the derivative arrangement on July 7, 2006 to December 30, 2006, the Company has recorded a loss of approximately $0.7 ($0.4 million, net of tax) in accumulated other comprehensive (loss) income related to these changes in fair value.  The Collar Agreement and the Cap Agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

12. Leases

The Company has non-cancelable operating leases, primarily for retail stores, which expire through 2029. The leases generally contain renewal options for periods ranging from five to 20 years in total and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of net sales as defined by lease agreements. Rental expense, net of landlord allowance amortization of $0.9 million, $3.0 million, $21.6 million and $20.0 million for the period February 14, 2006 to December 30, 2006, the period January 1, 2006 to February 13, 2006, fiscal year 2005 and fiscal year 2004, respectively, and sublease rentals, for all operating leases was as follows (in thousands):

			Fiscal Year Ended
	February 14, 2006	January 1, 2006
	to December 30,	to February 13,	December 31,	January 1,
	2006	2006	2005	2005
	Successor	Predecessor	Predecessor	Predecessor

Minimum rentals	$260,195	$34,394	$249,210	$228,575
Contingent rentals	—	—	—	17

	260,195	34,394	249,210	228,592
Less:
Sublease rentals	4,099	596	4,489	3,599

	$256,096	$33,798	$244,721	$224,993

At December 30, 2006, the future minimum rental payments required under operating leases and the future minimum sublease rentals excluding lease obligations for closed stores resulting from the 2001 restructuring and asset impairment charge were as follows (in thousands):

Fiscal Year
2007	$297,311
2008	299,801
2009	298,127
2010	291,401
2011	279,011
Thereafter	1,105,035

$2,570,686

Total future minimum sublease rentals	$32,054

As of December 30, 2006 the Company had fully executed leases for 23 stores planned to open in fiscal years 2007 and 2008, for which aggregate minimum rental payments over the term of the leases is approximately $101.6 million. The table above includes payments for stores that had fully executed leases as of December 30, 2006.

The Company also has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance. As of December 30, 2006, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.5 million.

13. Stock Incentive Plans

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (Revised 2004)”), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method.  SFAS No. 123 (Revised 2004) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recognizes the cost of all time-based employee stock options on a straight-line attribution basis and the cost of all performance-based employee stock options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” over their respective vesting periods, net of estimated forfeitures.  The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.  Prior to adopting SFAS No. 123 (Revised 2004), the Company applied the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  All employee stock options were granted at or above the grant date market price.  Accordingly, the Company did not recognize compensation expense for stock option grants.  Restricted stock units granted at fair market value at the date of grant are amortized over specified vesting periods in the accompanying Consolidated Financial Statements.

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

Upon completion of the Merger and in accordance with the terms of the stock plans, all of the outstanding stock options became fully vested and immediately exercisable.  Each option was exercised, and holders were paid amounts equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes.  Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.

The following is a summary of activity under the stock option plans that were in effect upon adoption of SFAS No. 123 (Revised 2004) through the effective date of the Merger, when all of the stock options and restricted stock units were exercised:

	Predecessor Entity
	Outstanding		Outstanding
	at January 1,		at February 13,
Plan	2006	Exercised	2006
Stock options
1996 Plan	1,151,673	1,151,673	—
Directors’ Plan	48,800	48,800	—
2000 Plan	1,463,796	1,463,796	—
Broad-based Equity Plan	1,470,638	1,470,638	—
2004 Plan	1,246,690	1,246,690	—
New Hire Authorization	450,000	450,000	—

Total options outstanding	5,831,597	5,831,597	—

Weighted average exercise price per option	$25.20	$25.20	—
Weighted average remaining contractual term per option	4.6 years		—

Options exercisable at period end:
Number of options			—
Weighted average exercise price			—
Weighted average remaining contractual term			—

Restricted stock units
2000 Plan	7,500	7,500	—
Broad-based Equity Plan	9,850	9,850	—
2004 Plan	118,066	118,066	—
New Hire Authorization	20,000	20,000	—

Total units outstanding	155,416	155,416	—

Weighted average fair market value per unit at date of award	$25.71	$25.71	—
Weighted average remaining contractual term for restrictions	2.9 years		—

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

There were no share-based grants during the period January 1, 2006 to February 13, 2006.  The weighted-average grant date fair value of options granted during fiscal year 2005 and fiscal year 2004 was

$8.28 and $8.65, respectively.  The weighted-average grant date fair value of restricted stock units granted during fiscal year 2005 and fiscal year 2004 was $25.49 and $26.39, respectively.

The total intrinsic value of stock options and restricted stock units exercised due to the Merger was approximately $20.0 million and $4.4 million, respectively, for the period January 1, 2006 to February 13, 2006.  The total intrinsic value of stock options exercised during fiscal year 2005 and fiscal year 2004 was approximately $1.3 million and $4.1 million, respectively.  The total intrinsic value of restricted stock units converted into common stock during fiscal year 2005 and fiscal year 2004 was approximately $0.8 million and $0.5 million, respectively.

The following is a summary of the activity for nonvested stock option grants and restricted stock unit awards as of February 13, 2006 and the changes for the period January 1, 2006 to February 13, 2006:

	Predecessor Entity
	Stock Options		Restricted Stock Units
		Fair		Fair
	Options	Value(1)	Units	Value(1)
Nonvested at January 1, 2006	1,064,620	$10.59	155,416	$25.71
Grants	—	$—	—	$—
Vested(2)	(1,060,940)	$10.59	(155,416)	$25.71
Cancelled	(3,680)	$11.12	—	$—

Nonvested at February 13, 2006	—	$—	—	$—

(1)          Represents the weighted-average grant date fair value per share-based unit, using the Black-Scholes option-pricing model for stock options and the average high/low market price of the Linens ‘n Things, Inc. common stock for restricted stock units.

(2)          All of the share-based units became immediately vested on the date of the Merger.

The total fair value of stock options and restricted stock units vested during the period from January 1, 2006 to February 13, 2006 was approximately $11.2 million and $4.0 million, respectively.  The total fair value of stock options vested during fiscal 2005 and fiscal 2004 was approximately $8.0 million and $19.8 million, respectively.  The total fair value of restricted stock units vested during fiscal 2005 and fiscal 2004 was approximately $0.8 million and $0.5 million, respectively.

As of December 31, 2005, there was approximately $9.3 million and $3.2 million of total unrecognized compensation cost related to stock option grants and restricted stock unit awards, respectively, under the stock-based compensation plans.  The consummation of the Merger accelerated the recognition of compensation cost, and, accordingly, all of this cost was included in SG&A in the consolidated statements of operations in the period from January 1, 2006 to February 13, 2006.

The compensation cost that has been charged against income for restricted stock unit grants was approximately $1.2 million and $0.5 million for fiscal year 2005 and fiscal year 2004, respectively.  No compensation cost was recognized for stock option grants for either fiscal year 2005 or fiscal year 2004.

Share-based Compensation Plans—Successor Entity

On February 14, 2006, the board of directors (the “Board”) and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”). The Plan provides employees or directors of the Company or its subsidiaries, who are in a position to contribute to the long-term success of these entities, with options to acquire shares in the Company to aid in attracting, retaining and motivating persons of outstanding ability.  The Plan was amended in March 2006 to increase the number of shares of common stock, par value $0.01 per share, of Linens Holding (the “Common Stock”) available for issuance under the Plan to 1,157,298 shares.

As of December 30, 2006, 839,946 stock options were outstanding as detailed below:

Number of Stock
Options Granted
Grants under the Linens Holding Co. Stock Option Plan	736,946
Grants approved by the Board and not included in the Plan	53,000
Grants not included in the Plan to members of the Board in accordance with the Director Compensation Policy	50,000
839,946

The following is a summary of share-based option activity for the period February 14, 2006 to December 30, 2006:

Successor Entity

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term
Options	Shares	Price	(years)
Outstanding at February 14, 2006	—	$—
Options granted	737,446	50.00
Exercised	—	—
Canceled	—	—

Outstanding at April 1, 2006	737,446	$50.00
Options granted	156,500	50.00
Exercised	—	—
Canceled	(88,500)	50.00

Outstanding at July 1, 2006	805,446	$50.00
Options granted	45,000	50.00
Exercised	—	—
Canceled	(11,000)	50.00

Outstanding at September 30, 2006	839,446	$50.00
Options granted	25,000	50.00
Exercised	—	—
Canceled	(24,500)	50.00

Outstanding at December 30, 2006	839,946	$50.00	6.29

Exercisable at December 30, 2006	103,000	$50.00	6.32

There are no provisions in the Plan for the issuance of restricted stock units.

The weighted-average grant date fair value of options granted during the period February 14, 2006 to December 30, 2006 (successor entity) was $17.34.

There were no stock option exercises during the period February 14, 2006 to December 30, 2006.

The following is a summary of the activity for nonvested stock option grants as of December 30, 2006 and the changes for the period February 14, 2006 to December 30, 2006:

	Successor Entity
	Stock Options
	Options	Fair Value(1)
Nonvested at February 14, 2006	—	$—
Grants	737,446	17.43
Vested	(40,000)	16.67

Nonvested at April 1, 2006	697,446	$17.47
Grants	156,500	17.21
Vested	(48,000)	16.79
Canceled	(88,500)	17.47

Nonvested at July 1, 2006	717,446	$17.46
Grants	45,000	16.43
Vested	(10,000)	15.99
Canceled	(11,000)	17.47

Nonvested at September 30, 2006	741,446	$17.42
Grants	25,000	17.08
Vested	(5,000)	17.00
Canceled	(24,500)	17.41

Nonvested at December 30, 2006	736,946	$17.41

(1)    Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

The total fair value of stock options vested during the period February 14, 2006 to December 30, 2006 was approximately $1.7 million.

As of December 30, 2006, there was approximately $9.8 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan.  This cost is expected to be recognized over a remaining weighted-average period of 2.9 years.  The compensation cost that has been charged against income for stock option grants was approximately $4.3 million for the period February 14, 2006 to December 30, 2006 and was included in Selling, General and Administrative Expense in the Consolidated Statements of Operations.

Prior to the adoption of SFAS No. 123 (Revised 2004) the Company used the Black-Scholes option-pricing model for estimating the fair value for all options granted.  Beginning in the first quarter of 2006, the Company, with the assistance of an independent third party, used the Monte Carlo simulation option-pricing model for estimating the fair value of Performance Options and the Black-Scholes option-pricing model for Time Options.  This change was made in order to provide a better estimate of fair value.  The Monte Carlo option-pricing model is particularly useful in the valuation of options with complicated features that make them difficult to value through a straight-forward Black-Scholes-style computation.

Presented below is a comparative summary of valuation assumptions for the indicated periods:

	(Successor Entity)	(Predecessor Entity)	(Predecessor Entity)	(Predecessor Entity)

	February 14, 2006 to
	December 30, 2006
	(Monte Carlo	January 1, 2006 to	Fiscal Year Ended	Fiscal Year Ended
	Simulation and	February 13, 2006	December 31, 2005	January 1, 2005
Valuation Assumptions:	Black-Scholes)	(Black-Scholes)	(Black-Scholes)	(Black-Scholes)
Weighted-average fair value of options granted	N/A	No Grants	$8.24	$8.65
Weighted-average calculated value of options granted	$17.34	No Grants	N/A	N/A
Expected volatility	N/A (1)	No Grants	28.4% — 41.1%	28.2% — 55.0%
Weighted-average volatility	37.9% (1)	No Grants	35.2%	38.1%
Weighted-average expected term (in years)	3.7	No Grants	4.0	3.8
Dividend yield	—	No Grants	—	—
Risk-free interest rate	4.6% - 5.2%	No Grants	3.8% — 4.4%	1.5% — 5.1%
Weighted-average risk-free interest rate	4.8%	No Grants	4.0%	3.4%
Weighted average expected annual forfeiture	3.8%	No Grants	1.0%	1.1%

(1)          The Company used the average of the historical volatility of each of the component companies included in the Standard & Poors Specialty Retail Index as a substitute for expected volatility.

The Company utilized historical optionee behavioral data to estimate the option exercise and termination rates used in the Black-Scholes option-pricing model prior to the adoption of SFAS No. 123 (Revised 2004).  The expected term of the options represents the period of time the options were expected to be outstanding based on historical trends.  Expected volatility was based on the historical volatility of the common stock of Linens ‘n Things, Inc. for a period approximating the expected life. The Company has never paid dividends, and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

For the period subsequent to the adoption of SFAS No. 123 (Revised 2004), it is not possible for the Company, a non-public entity, to use Company-specific volatility in determining a reasonable estimate of fair value of options granted.  Accordingly, the Company is required to use an alternative measurement method.  Under the alternative measurement method, a nonpublic entity uses a calculated volatility, determined by applying the historical volatility of an appropriate index of public entities, as an input to the valuation models.  The Company used the Standard & Poors Specialty Retail Index for a period approximating the expected term as this index most closely approximates the Company’s applicable operating industry.  Expected term of share options granted represents the period of time that the option grants are expected to be outstanding.  The Company is not expected to pay dividends, and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Set forth below for the indicated periods is the Company’s net (loss) income presented “as reported” and as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148:

	Successor Entity	Predecessor Entity	Predecessor Entity	Predecessor Entity
	February 14, 2006
	to	January 1, 2006 to
	December 30,	February 13,	Fiscal Year Ended	Fiscal Year Ended
(In millions)	2006	2006	December 31, 2005	January 1, 2005
Net (loss) income:
As reported	$(106.5)	$(47.9)	$36.0	$60.5
Add: stock-based employee compensation expense included in net (loss) income as reported, net of related tax effects(1)	2.6	8.7	0.8	0.3

	(103.9)	(39.2)	36.8	60.8
Deduct: total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects	2.6	8.7	7.3	8.6

Pro forma loss	$(106.5)	$(47.9)	$29.5	$52.2

(1)  Stock-based employee compensation expense included in net (loss) income as reported, net of related tax effects is detailed as follows:

	Successor Entity	Predecessor Entity	Predecessor Entity	Predecessor Entity
(In millions)	February 14, 2006 to December 30, 2006	January 1, 2006 to February 13, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005

Compensation expense:
Stock option grants	$4.3	$9.3	$—	$—
Restricted stock units	—	3.2	1.2	0.5

	4.3	12.5	1.2	0.5

Benefit for income taxes:
Stock option grants	(1.7)	(2.8)	—	—
Restricted stock units	—	(1.0)	(0.4)	(0.2)

	(1.7)	(3.8)	(0.4)	(0.2)

Stock-based employee compensation expense, net of related tax effects	$2.6	$8.7	$0.8	$0.3

14. Employee Benefit Plans

The Company has a 401(k) plan for its US employees and an employee savings plan for its Canadian employees. Company contributions to the two plans amounted to approximately $3.4 million, $0.3 million, $1.4 million and $1.4 million for the period February 14, 2006 to December 30, 2006, the period January 1, 2006 to February 13, 2006, fiscal year 2005 and fiscal year 2004, respectively.  The Company elected to make “safe harbor” matching contributions in accordance with statutory requirements to all eligible participants in its 401(k) plan beginning January 1, 2006.

Effective July 1, 1999, the Company established a Supplemental Executive Retirement Program (“SERP”). The SERP, which in part was funded with the cash surrender values of certain life insurance policies owned by the Company, provided eligible executives with supplemental pension benefits, in addition to amounts received under the Company’s 401(k) benefit plan. Under the terms of the SERP, upon termination of employment with the Company, eligible participants were entitled to benefits determined under the SERP beginning at or after age 55. The SERP had three components: (i) a defined benefit component, (ii) a split dollar insurance component, which was frozen due to limitations imposed by the Sarbanes-Oxley Act prohibiting the Company from paying premiums into the policy beginning with the 2003 premium payment and (iii) a new defined contribution component, which was established in 2004 because of the restrictions on further premium payments under the split dollar insurance arrangement. This new component was designed to provide, together with the defined benefit component and the frozen split dollar policy, total projected benefits similar to what would have been provided if the split dollar insurance arrangement had not been frozen.

The former Chairman and Chief Executive Officer of Linens ‘n Things, Inc. was the only participant under the SERP, whose employment terminated on February 16, 2006 following the consummation of the Merger.  In accordance with his employment agreement, the Company was obligated to pay severance and other entitlements. These entitlements included a payment equal to approximately $5,567,480 representing the defined benefit portion of his SERP, $975,184 representing the defined contribution portion of his SERP, and his then current interest under the frozen split dollar life insurance arrangement totaling $255,848.

The Company recorded expenses related to the SERP of approximately $220,000 and $170,000 for fiscal 2005 and fiscal 2004, respectively.

15. Income Taxes

The components of (loss) income before (benefit) provision for income taxes are comprised of the following:

	February 14, 2006 to	January 1, 2006 to	Fiscal Year Ended
	December 30, 2006	February 13, 2006	December 31, 2005	January 1, 2005
(in thousands)	Successor	Predecessor	Predecessor	Predecessor

Domestic	$(191,747)	$(68,014)	$49,356	$91,989
Foreign	18,362	(1,160)	8,505	5,940

Total	$(173,385)	$(69,174)	$57,861	$97,929

The (benefit) provision for income taxes is comprised of the following:

	February 14, 2006 to	January 1, 2006 to	Fiscal Year Ended
	December 30, 2006	February 13, 2006	December 31, 2005	January 1, 2005
(in thousands)	Successor	Predecessor	Predecessor	Predecessor

Current:
U.S. Federal	$(1,990)	$(14,545)	$21,516	$28,212
U.S. State	187	354	8,526	8,932
Non-U.S.	8,592	(354)	3,102	1,376

	6,789	(14,545)	33,144	38,520

Deferred:
U.S. Federal	$(62,568)	$(3,239)	$(6,578)	$2,971
U.S. State	(9,458)	(3,481)	(3,654)	(4,977)
Non-U.S.	(1,615)	(5)	(1,033)	894

	(73,641)	(6,725)	(11,265)	(1,112)

Total	$(66,852)	$(21,270)	$21,879	$37,408

Undistributed earnings of the Company’s foreign subsidiaries of approximately $30 million at December 30, 2006 are considered permanently reinvested outside the United States, and as a result, the Company has not provided federal income taxes on the unremitted earnings.  It is not practicable to determine the tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

The following is a reconciliation between the statutory Federal income tax rate and the Company’s effective tax rate for:

	February 14, 2006 to	January 1, 2006 to
	December 30,	February 13,	Fiscal Year Ended
	2006	2006	December 31, 2005	January 1, 2005
	Successor	Predecessor	Predecessor	Predecessor

Statutory Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	4.5	5.5	2.6
Transaction-related costs	—	(7.9)	—	—
Foreign taxes	0.2	(0.1)	(1.6)	0.3
Other	(0.3)	(0.8)	(1.1)	0.3

Effective tax rate	38.6%	30.7%	37.8%	38.2%

For the period January 1, 2006 to February 13, 2006, the effective tax benefit rate of 30.7% is lower than the statutory federal rate of 35.0% primarily due to transaction costs which may not be deducted on tax return filings.  The Successor Entity effective tax benefit rate for the period February 14, 2006 to December 30, 2006 was 38.6%.  This exceeds the statutory federal tax rate of 35.0% primarily due to expected deferred state tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 30, 2006	December 31, 2005
	Successor	Predecessor

Deferred tax assets:
Employee benefits	$1,640	$6,481
Inventories	693	—
Lease termination costs	—	2,140
Federal NOL	21,560	—
State NOL	17,277	5,911
Accrued expenses and reserves	31,973	—
Other	6,365	1,618

Total gross deferred tax assets	79,508	16,150
Valuation allowances	(13,040)	—

Total net deferred tax asset	$66,468	$16,150

Deferred tax liabilities:
Inventories	$—	$9,762
Property and equipment	120,922	61,594
Intangible assets	51,047	—
Other	3,661	1,578

Total deferred tax liabilities	175,630	72,934

Net deferred tax liability	$109,162	$56,784

At December 30, 2006, the Company has approximately $66.7 million of federal net operating loss carryforwards after carryback which expire in 2026 and approximately $200.0 million of state net operating loss carryforwards (“State NOL”), expiring at various dates between 2007 and 2022. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances of $13.0 million at December 30, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 30, 2006 and December 31, 2005, the net deferred tax liability was included in the consolidated balance sheets as follows (in thousands):

	December 30, 2006	December 31, 2005
	Successor	Predecessor

Current deferred asset	$16,815	$2,033
Current deferred liability	—	(4,401)
Non-current deferred income tax liability	(125,977)	(54,416)

Net deferred tax liability	$109,162	$56,784

During October 2006, the Company collected a predecessor carryback tax receivable of $20.1 million.

16. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

17. Related Party Transactions

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

18. Supplemental Consolidating Financial Information

On February 14, 2006 Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Issuers”), issued $650 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company, and by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s new asset-based revolving credit facility except for its Canadian subsidiaries.  The Company’s Canadian subsidiaries (the “Non-Guarantors”) are not guarantors of the Notes.

The following tables present the supplemental consolidating financial information for the Company (Parent), the Co-Issuers, the Guarantors (excluding the Company which is also a Guarantor but is separately presented) and the Non-Guarantors, together with eliminations, as of and for the periods indicated.  The Company has not presented separate financial statements and other disclosures concerning the Co-Issuers, Guarantors and Non-Guarantors because management has determined that such information is not meaningful to investors.  The accounting policies for Parent, Co-Issuers, Guarantors, and Non-Guarantors are as described for the Company under “Summary of Significant Accounting Policies” (see Note 2 to the consolidated financial statements).  The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Co-Issuers, Guarantors and Non-Guarantors operated as independent entities.

The information as of December 30, 2006, and for the period February 14, 2006 to December 30, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity.  The information as of December 31, 2005 and for the periods January 1, 2006 to February 13, 2006, fiscal 2005 and fiscal 2004 presents the financial position and results of operations and cash flows, respectively, of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,087	$10,218	$1,221	$—	$12,526
Accounts receivable	—	435	33,083	3,545	—	37,063
Inventories	—	14,822	728,503	49,677	—	793,002
Prepaid expenses and other current assets	—	141	14,662	505	—	15,308
Current deferred income taxes	—	16,561	—	254	—	16,815

Total current assets	—	33,046	786,466	55,202	—	874,714

Property and equipment, net	—	10,154	477,390	43,285	—	530,829
Identifiable intangible assets, net	—	731	147,650	1,663	—	150,044
Goodwill	—	7,357	244,485	15,988	—	267,830
Intercompany receivables	—	—	774,784	22,986	(797,770)	—
Intercompany notes receivable	—	1,176,998	—	23,314	(1,200,312)	—
Investment in subsidiaries	544,742	802,241	—	—	(1,346,983)	—
Deferred financing cost and other noncurrent assets, net	—	33,813	687	17	—	34,517

Total assets	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$19	$232,373	$27,697	$—	$260,089
Accrued expenses and other current liabilities	—	38,447	135,780	12,355	—	186,582

Total current liabilities	—	38,466	368,153	40,052	—	446,671
Intercompany payable	—	797,770	—	—	(797,770)	—
Intercompany notes payable	—	—	1,153,800	46,513	(1,200,313)	—
Senior secured notes and other long-term debt, net of current portion	—	687,800	2,076	—	—	689,876
Noncurrent deferred income taxes	—	(5,343)	125,894	5,426	—	125,977
Other long term liabilities	—	905	46,953	2,809	—	50,667

Total liabilities	—	1,519,598	1,696,876	94,800	(1,998,083)	1,313,191

Total shareholders’ equity	544,742	544,742	734,586	67,655	(1,346,982)	544,743

Total liabilities and shareholders’ equity	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

(In Thousands)

	Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$136,569	$8,718	$12,871	$—	$158,158
Accounts receivable	361	39,757	3,443	—	43,561
Inventories	15,105	725,856	46,322	—	787,283
Prepaid expenses and other current assets	84	15,368	1,973	—	17,425
Current deferred income taxes	—	1,789	244	—	2,033

Total current assets	152,119	791,488	64,853	—	1,008,460

Property and equipment, net	9,974	561,271	41,002	—	612,247
Identifiable intangible assets, net	331	861	109	—	1,301
Goodwill	—	18,126	—	—	18,126
Intercompany receivable	—	856,999	—	(856,999)	—
Intercompany notes receivable	1,096,991	—	23,306	(1,120,297)	—
Investment in subsidiaries	490,933	—	—	(490,933)	—
Deferred charges and other noncurrent assets, net	1	10,605	94	—	10,700

Total assets	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(16)	$249,399	$18,199	$—	$267,582
Accrued expenses and other current liabilities	43,824	144,777	10,360	—	198,961
Current deferred income taxes	222	4,179	—	—	4,401

Total current liabilities	44,030	398,355	28,559	—	470,944

Intercompany payable	848,054	—	8,945	(856,999)	—
Intercompany notes payable	—	1,073,800	46,497	(1,120,297)	—
Other long-term debt, net of current portion	—	2,139	—	—	2,139
Noncurrent deferred income taxes	2,732	51,566	118	—	54,416
Other long-term liabilities	5,670	249,071	18,731	—	273,472

Total liabilities	900,486	1,774,931	102,850	(1,977,296)	800,971

Total shareholders’ equity	849,863	464,419	26,514	(490,933)	849,863

Total liabilities and shareholders’ equity	$1,750,349	$2,239,350	$129,364	$(2,468,229)	$1,650,834

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

February 14, 2006 to December 30, 2006

(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$63,019	$2,283,151	$188,195	$—	$2,534,365
Cost of sales, including buying and distribution costs	—	38,092	1,422,088	96,831	—	1,557,011

Gross profit	—	24,927	861,063	91,364	—	977,354

Selling, general and administrative expenses:
Fixed asset impairment	—	—	27,992	—	—	27,992
Identifiable intangible asset impairment	—	—	3,119	—	—	3,119
Other selling, general and administrative expenses	—	19,109	949,007	71,907	—	1,040,023

	—	19,109	980,118	71,907	—	1,071,134

Operating profit (loss)	—	5,818	(119,055)	19,457	—	(93,780)
Interest (loss) income	—	(91,609)	(142)	(99)	91,660	(190)
Interest expense	—	79,610	90,652	1,193	(91,660)	79,795

Interest (income) expense, net	—	(11,999)	90,510	1,094	—	79,605

Income (loss) before provision (benefit) for income taxes	—	17,817	(209,565)	18,363	—	(173,385)
Provision (benefit) for income taxes	—	6,774	(79,658)	6,032	—	(66,852)

Net income (loss)	$—	$11,043	$(129,907)	$12,331	$—	$(106,533)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

January 1, 2006 to February 13, 2006

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$7,684	$259,826	$17,461	$—	$284,971
Cost of sales, including buying and distribution costs	4,749	165,927	9,999	—	180,675

Gross profit	2,935	93,899	7,462	—	104,296
Selling, general and administrative expenses	2,119	163,511	8,508	—	174,138

Operating income (loss)	816	(69,612)	(1,046)	—	(69,842)
Interest income	(2,374)	(139)	(14)	1,859	(668)
Interest expense	—	1,730	129	(1,859)	—

Interest (income) expense, net	(2,374)	1,591	115	—	(668)

Income (loss) before provision (benefit) for income taxes	3,190	(71,203)	(1,161)	—	(69,174)
Provision (benefit) for income taxes	976	(21,822)	(424)	—	(21,270)

Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

January 2, 2005 to December 31, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$73,754	$2,461,747	$159,241	$—	$2,694,742
Cost of sales, including buying and distribution costs	42,647	1,467,510	85,237	—	1,595,394

Gross profit	31,107	994,237	74,004	—	1,099,348

Selling, general and administrative expenses:

Fixed asset impairment		4,059	—	—	4,059
Other selling, general and administrative expenses	18,963	950,052	64,447	—	1,033,462

	18,963	954,111	64,447	—	1,037,521

Operating profit	12,144	40,126	9,557	—	61,827
Interest income	(14,301)	(11)	(157)	13,575	(894)
Interest expense	1,944	15,282	1,209	(13,575)	4,860

Interest (income) expense, net	(12,357)	15,271	1,052	—	3,966

Income before income taxes	24,501	24,855	8,505	—	57,861
Provision for income taxes	9,834	9,977	2,068	—	21,879

Net income	$14,667	$14,878	$6,437	$—	$35,982

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD

January 4, 2004 to January 1, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$76,451	$2,461,026	$123,992	$—	$2,661,469
Cost of sales, including buying and distribution costs	45,150	1,475,001	69,549	—	1,589,700

Gross profit	31,301	986,025	54,443	—	1,071,769

Selling, general and administrative expenses:
Fixed asset impairment		900	—		900
Other selling, general and administrative expenses	20,092	902,133	47,354	—	969,579

	20,092	903,033	47,354	—	970,479

Operating profit	11,209	82,992	7,089	—	101,290
Interest income	(17,187)	(4,192)	(43)	20,880	(542)
Interest expense	—	23,683	1,100	(20,880)	3,903

Interest (income) expense, net	(17,187)	19,491	1,057	—	3,361

Income before income taxes	28,396	63,501	6,032	—	97,929
Provision for income taxes	10,856	24,247	2,305	—	37,408

Net income	$17,540	$39,254	$3,727	$—	$60,521

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

February 14, 2006 to December 30, 2006

(In Thousands)

	Parent	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash inflows (outflows) from operating activities:
Net income (loss)	$—	$11,046	$(129,908)	$12,329	$—	$(106,533)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,985	105,406	7,118	—	114,509
Deferred income taxes	—	(28,623)	(43,094)	(1,924)	—	(73,641)
Share-based compensation	—	4,263	—	—	—	4,263
Amortization of deferred financing charges	—	3,930	—	—	—	3,930
Loss on sale and disposals of property and equipment	—	—	671	—	—	671
Fixed asset impairment	—	—	27,992	—	—	27,992
Identifiable intangible asset impairment	—	—	3,119	—	—	3,119

Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	—	213	9,257	(743)	—	8,727
(Increase) decrease in inventories	—	(403)	27,833	(1,297)	—	26,133
Decrease (increase) in prepaid expenses and other current assets	—	193	13,302	(13)	—	13,482
(Increase) decrease in identifiable intangible assets and other noncurrent assets, net	—	(9)	150	(17)	—	124
Increase (decrease) in accounts payable	—	36	(25,489)	10,960	—	(14,493)
(Decrease) increase in accrued expenses and other liabilities, net	—	(57,085)	43,918	7,086	—	(6,081)
	.
Net cash (used in) provided by operating activities	—	(64,454)	33,157	33,499	—	2,202

Cash inflows (outflows) from investing activities:
Acquisition of the Predecessor, net of cash acquired	—	(1,220,465)	7,632	7,331	—	(1,205,502)
Investment in LNT Inc.	(764,136)	—	—	—	764,136	—
Additions to property and equipment	—	(3,138)	(55,342)	(7,800)	—	(66,280)
Proceeds from sale of property and equipment	—	—	3,100	—	—	3,100
Proceeds from return of building purchase option deposit	—	—	1,817	—	—	1,817
Addition to investment in subsidiary	113,486	(1,055)	—	—	(112,431)	—

Net cash (used in) provided by investing activities	(650,650)	(1,224,658)	(42,793)	(469)	651,705	(1,266,865)

Cash inflows (outflows) from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,650	—	—	1,055	(1,055)	650,650

Investment from parent	—	650,650	—	—	(650,650)	—

Issuance of floating rate notes	—	650,000	—	—	—	650,000

Financing and direct acquisition costs	—	(60,447)	—	—	—	(60,447)

Intercompany movements	—	12,896	19,908	(32,804)	—	—
Premium paid for derivative financial instruments	—	(700)	—	—	—	(700)
Net increase in borrowing under revolving credit facility	—	37,800	—	—	—	37,800

Payment on mortgage note	—	—	(54)	—	—	(54)

Net cash provided by (used in) financing activities	650,650	1,290,199	19,854	(31,749)	(651,705)	1,277,249

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(60)	—	(60)

Net increase in cash and cash equivalents	—	1,087	10,218	1,221	—	12,526
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$ —	$ 1,087	$ 10,218	$ 1,221	$ —	$ 12,526

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

January 1, 2006 to February 13, 2006

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash inflows (outflows) from operating activities:
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	11,662	777	—	12,642
Deferred income taxes	(730)	(6,029)	113	—	(6,646)
Share-based compensation	12,484	—	—	—	12,484
Amortization of deferred financing charges	—	43	—	—	43

Changes in assets and liabilities, net of effect of acquisition:
(Increase) decrease in accounts Receivable	(288)	(2,582)	630	—	(2,240)
Decrease (increase) in inventories	687	(30,481)	(2,092)	—	(31,886)
(Increase) decrease in prepaid expenses and other current assets	(250)	(12,595)	692	—	(12,153)

(Increase) decrease in identifiable intangible assets and other noncurrent assets, net	11	9,515	54	—	9,580
(Decrease) increase in accounts payable	(1)	8,465	(1,220)	—	7,244
(Decrease) increase in accrued expenses and other liabilities	(27,563)	28,603	(4,160)	—	(3,120)

Net cash used in operating activities	(13,233)	(42,780)	(5,943)	—	(61,956)

Cash outflows from investing activities:
Additions to property and equipment	(107)	(8,533)	(2,316)	—	(10,956)

Net cash used in investing activities	(107)	(8,533)	(2,316)	—	(10,956)

Cash inflows (outflows) from financing activities:
Inter-company movements	(52,158)	49,564	2,594	—	0
Federal tax benefit from common stock issued under stock incentive plans	4,298	—	—	—	4,298
Decrease in treasury stock	0	674	—	—	674
Payments on mortgage note		(10)			(10)

Net cash (used in) provided by financing activities	(47,860)	50,228	2,594	—	4,962

Effect of exchange rate changes on cash and cash equivalents	0	—	125	—	125

Net decrease in cash and cash equivalents	(61,200)	(1,085)	(5,540)	—	(67,825)
Cash and cash equivalents at beginning of period	136,569	8,718	12,871	—	158,158

Cash and cash equivalents at end of period	$75,369	$7,633	$7,331	$—	$90,333

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

January 2, 2005 to December 31, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash inflows (outflows) from operating activities:
Net income	$14,667	$14,878	$6,437	$—	$35,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,453	83,749	5,068	—	90,270

Deferred income taxes	2,162	(12,810)	(617)	—	(11,265)
Share-based compensation	185	1,058			1,243
Amortization of deferred financing charges		154			154
Loss on disposals of property and equipment	35	1,360	38	—	1,433
Fixed asset impairment	—	4,059	—	—	4,059
Changes in assets and liabilities, net of effect of acquisition:

Decrease (increase) in accounts receivable	396	(16,268)	(1,832)	—	(17,704)
Increase in inventories	(605)	(68,851)	(1,201)	—	(70,657)
Decrease (increase) in prepaid expenses and other current assets	1	21,461	(918)	—	20,544
Decrease (increase) in identifiable intangible assets and other noncurrent assets, net	25	(1, 251)	(134)	—	(1,360)
(Decrease) increase in accounts payable	(2)	17,561	3,852	—	21,411
Increase (decrease) in accrued expenses and other liabilities	11,964	(11,044)	4,067	—	4,987

Net cash provided by operating activities	30,281	34,056	14,760	—	79,097

Cash outflows from investing activities:
Additions to property and equipment	(9,663)	(107,860)	(11,389)	—	(128,912)
Addition to investment in subsidiary	(919)	—	—	919	—

Net cash used in investing activities	(10,582)	(107,860)	(11,389)	919	(128,912)

Cash inflows (outflows) from financing activities:
Proceeds from common stock under stock incentive plans	3,614	—	919	(919)	3,614
Federal tax benefit from issuance of common stock under stock incentive plans	492	—	—	—	492
Inter-company movements	(62,042)	69,536	(7,494)	—	—
Increase in treasury stock	(167)	(78)	—	—	(245)
Payments on mortgage note		(58)			(58)

Net cash (used in) provided by financing activities	(58,103)	69,400	(6,575)	(919)	3,803

Effect of exchange rate changes on cash and cash equivalents	—	—	161	—	161

Net decrease in cash and cash equivalents	(38,404)	(4,404)	(3,043)	—	(45,851)

Cash and cash equivalents at beginning of period	174,973	13,122	15,914	—	204,009

Cash and cash equivalents at end of Period	$136,569	$8,718	$12,871	$—	$158,158

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD

January 4, 2004 to January 1, 2005

(In Thousands)

	Co-Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash inflows (outflows) from operating activities:
Net income	$17,540	$39,254	$3,727	$—	$60,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079	76,342	3,897	—	81,318
Deferred income taxes	2,016	(4,023)	895	—	(1,112)
Share-based compensation	129	381			510
Amortization of deferred financing charges		24			24
Loss on disposals of property and equipment	17	2,188	4	—	2,209
Fixed asset impairment	—	900	—	—	900
Changes in assets and liabilities, net of effect of acquisition:
(Increase) decrease in accounts receivable	(2)	4,742	(889)	—	3,851
Decrease (increase) in inventories	322	(3,548)	(8,771)	—	(11,997)
Increase in prepaid expenses and other current assets	(38)	(4,664)	(1,355)	—	(6,057)
Decrease (increase) in identifiable intangible assets and other noncurrent assets	87	(4,531)	(455)	—	(4,899)

(Decrease) increase in accounts payable	(7)	(5,647)	223	—	(5,431)
Increase in accrued expenses and other liabilities	15,914	25,856	5,652	—	47,422

Net cash provided by operating activities	37,057	127,274	2,928	—	167,259

Cash outflows from investing activities:
Additions to property and equipment	(605)	(100,164)	(9,674)	—	(110,443)
Addition to investment in subsidiary	(28,063)	—	—	28,063	—

Net cash used in investing activities	(28,668)	(100,164)	(9,674)	28,063	(110,443)

Cash inflows (outflows) from financing activities:
Proceeds from common stock under stock incentive plans	8,649	26,020	2,043	(28,063)	8,649
Federal tax benefit from issuance of common stock under stock incentive plans	1,500	—	—	—	1,500
Inter-company movements	35,189	(48,341)	13,152	—	—
(Increase) decrease in treasury stock	(56)	134	—	—	78
Payments on mortgage note		(27)			(27)

Net cash provided by (used in) financing activities	45,282	(22,214)	15,195	(28,063)	10,200

Effect of exchange rate changes on cash and cash equivalents	—	—	864	—	864

Net increase in cash and cash equivalents	53,671	4,896	9,313	—	67,880
Cash and cash equivalents at beginning of period	121,302	8,226	6,601	—	136,129

Cash and cash equivalents at end of period	$174,973	$13,122	$15,914	$—	$204,009

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

As of December 30, 2006, the Company’s control procedures did not include adequate review over the completeness and accuracy of the income tax accounts to ensure compliance with generally accepted accounting principles.  The Company out-sources the preparation of the income tax provision to a third party and did not apply a thorough review to detect misstatements.  This deficiency resulted in material errors in the Company’s preliminary income tax provision in the 2006 consolidated financial statements.  The Company corrected the provision for income taxes and related balances prior to the issuance of the financial statements.  Accordingly, management determined that this condition constitutes a material weakness.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Therefore, the control deficiency that resulted in material errors in the Company’s preliminary income tax provision in the 2006 consolidated financial statements represented a material weakness in the Company’s internal control over financial reporting as of December 30, 2006.  As described above, the Company corrected the provision for income taxes and related balances prior to issuance of the financial statements.  Management has implemented review controls to ensure the propriety of its accounting for these transactions.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 30, 2006.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2006, due to the material weakness in the Company’s internal control over financial reporting as discussed above.  Subsequent to December 30, 2006, the Company’s management implemented additional review controls and procedures to ensure the propriety of its accounting for income tax accounts, which management believes should render the design and operation of the Company’s disclosure controls and procedures effective as of March 26, 2007, the date of this Form 10-K.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no significant changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Company’s executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position(1)
Robert J. DiNicola	59	Chairman of the Board of Directors, President and Chief Executive Officer
Francis M. Rowan	44	Senior Vice President and Chief Financial Officer
F. David Coder	49	Executive Vice President, Store Operations
Robert Homler	61	Executive Vice President, Merchandising
Joyce F. Brown	60	Director
Peter P. Copses	48	Director
Michael A. Gatto	39	Director
George G. Golleher	59	Director
Damian J. Giangiacomo	30	Director
Andrew S. Jhawar	35	Director
Lee S. Neibart	56	Director
Brian H. Pall	47	Director

(1)   Each director is a member of the board of directors of each of Linens Holding Co. and Linens ‘n Things, Inc.

Robert J. DiNicola became Chairman of the Company’s Board of Directors and its President and Chief Executive Officer in February 2006 upon the consummation of the Merger. Mr. DiNicola has operated in the retail industry for 34 years. He is currently the Executive Chairman of GNC Corporation and General Nutrition Centers, Inc. (collectively, “GNC”) and has been in that capacity since October 2004. He also served as GNC’s interim Chief Executive Officer from December 2004 to May 2005. Mr. DiNicola is the former Chairman of the Board of Directors of Zale Corporation. Mr. DiNicola joined Zale Corporation as its Chairman and Chief Executive Officer in April 1994. In July 1999, Mr. DiNicola relinquished his position as Chief Executive Officer of Zale Corporation and as an officer of the company the following year, but remained a member of the board. At the request of the board, he rejoined Zale Corporation in February 2001 as Chairman and Chief Executive Officer. Mr. DiNicola subsequently relinquished his position as Chief Executive Officer of Zale Corporation in August 2002 but retained his position as Chairman of the Board until March 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores, located in Seattle, Washington. Mr. DiNicola also serves as the Senior Retail Advisor for Apollo Management, L.P. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s, May Company and Federated Department Stores. He has held numerous executive positions in buying, merchandising and store operations across the country during his retail career. Mr. DiNicola is a graduate of St. Peter’s College in New Jersey and a veteran of the U.S. Army.

Francis M. Rowan became the Company’s Senior Vice President and Chief Financial Officer in April 2006. Mr. Rowan joined Linens ‘n Things, Inc. in 1989 as the Budget Manager. He was promoted in April 1993 to Director of Inventory Control and promoted to Assistant Controller in November 1995, Executive Director in August 1999 and Vice President in August 2000. Most recently, Mr. Rowan served as Divisional Vice President. Mr. Rowan has a Bachelor of Science degree in Accounting from St. Peter’s College and a Master of Business Administration degree from Montclair State University.

F. David Coder became the Company’s Executive Vice President of Stores in 2005. Mr. Coder joined Linens ‘n Things, Inc. in 1989 as Regional Manager—Mid-Atlantic Region. He was promoted to Vice President in 1994, was promoted to Vice President of Stores—Eastern Zone in 1995 and was promoted to Senior Vice President, Store Operations in 2001. Prior to joining Linens ‘n Things, Inc. Mr. Coder held various store management positions including Market Manager at Branden’s, a

Division of Dayton-Hudson, and Regional Merchandise Manager at Montgomery Wards. Mr. Coder studied Business Management and Psychology at Anderson College.

Robert Homler became the Executive Vice President, Merchandising in May 2006. Mr. Homler joined Linens ‘n Things, Inc. in April 2006 as Senior Vice President of Marketing. Prior to that, he was Executive Vice President and Chief Operating Officer of GNC, after having served as Chief Merchandising Officer of GNC from February to December 2005. From March 2001 until January 2005, Mr. Homler owned a Coffee Beanery (a gourmet coffee retailer) franchise operation in East Brunswick, New Jersey. From July 1998 to January 2000, Mr. Homler was President of Merchandising and Marketing of Levitz Furniture Corporation. Prior to joining Levitz Furniture Corporation, Mr. Homler was, from January 1994 to June 1998, Executive Vice President of Home Store Operations at Macy’s East Division of Federated Department Stores. From 1984 through 1994, Mr. Homler was a General Merchandise Manager of Home Store Operations at various Federated Department Store divisions: A & S/Jordan Marsh from 1992 until 1994; Rich’s Department Stores from 1991 until 1992; and the Bon Marché from 1988 until 1992. From 1984 until 1988, Mr. Homler was Senior Vice President—Director of Merchandising for R.H. Macy Corporation where he began his retail career in 1968 as a buyer and merchandiser.

Dr. Joyce F. Brown became a member of the board of directors in June 2006. Dr. Brown is president of the Fashion Institute of Technology (“FIT”), a specialized college of art and design, business, and technology of the State University of New York. Prior to her appointment at FIT in 1998, Dr. Brown was Professor of Clinical Psychology at the Graduate School and University Center of the City University of New York (“CUNY”), where she is currently Professor Emerita. From 1983 to 1992, Dr. Brown served CUNY in a variety of capacities, including acting President of Bernard Baruch College and Vice Chancellor for Urban Affairs and Development. From 1993 to 1994, Dr. Brown served as Deputy Mayor for Public and Community Affairs in the Office of the Mayor of the City of New York. In addition to her position at FIT, Dr. Brown serves as Chief Executive Officer of the Educational Foundation for the Fashion Industries, an advisory and support body to FIT. She is also a director of Paxar Corporation, Polo Ralph Lauren Corporation and USEC Inc. Dr. Brown earned her doctorate and master’s degrees in Counseling Psychology from New York University and her bachelor’s degree from Marymount College in Tarrytown, New York. She also received a certificate from the Institute for Educational Management at Harvard University.

Peter P. Copses became a member of the board of directors in February 2006 upon the consummation of the Merger. Mr. Copses became a founding senior partner at Apollo Management, L.P., one of the Sponsors, in 1990. Mr. Copses is also a director of Rent-A-Center, Inc. and GNC. Mr. Copses received his Master of Business Administration degree from Stanford University’s Graduate School of Business and his Bachelor of Commerce degree from the University of Toronto.

Michael A. Gatto became a member of the board of directors in February 2006 upon the consummation of the Merger. Mr. Gatto is currently a Partner at Silver Point Capital, an affiliate of one of the Sponsors. He was previously a Vice President in the Special Situations Investing Group of Goldman Sachs Group, Inc. from 1998 to 2001, a Principal of Stroble & Associates, a financial consulting firm, from 1997 to 1998 and a Corporate Finance Associate in the Retail Industry Group of Citibank, N.A. from 1993 to 1997. Mr. Gatto served as a director of Party City Corporation from February 2001 to August 2003 and as a director of Bush Industries, Inc. from January 2005 to February 2006.  Mr. Gatto received a Bachelor of Arts degree in Economics from Cornell University and a Master of Business Administration degree from Columbia Business School. He is also a Chartered Financial Analyst.

George G. Golleher became a member of the board of directors in March 2006. Mr. Golleher has been a business consultant and private equity investor since June 1999. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006 and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc. a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the

Chief Executive Officer and Vice Chairman of the Board. Mr. Golleher is also a director of GNC and Rite Aid Corporation.

Damian J. Giangiacomo became a member of the board of directors in March 2006. Mr. Giangiacomo is a principal at Apollo Management, L.P., where he has been employed since July 2000. Prior to joining Apollo, Mr. Giangiacomo was an investment banker at Morgan Stanley & Co. Mr. Giangiacomo received a Bachelor of Business degree in Finance from the University of Notre Dame.

Andrew S. Jhawar became a member of the board of directors in February 2006 upon the consummation of the Merger. Mr. Jhawar is a partner of Apollo Management, L.P., where he has been employed since February 2000. Prior to joining Apollo, Mr. Jhawar was an investment banker at Donaldson, Lufkin & Jenrette Securities Corporation and, prior to that, at Jefferies & Company, Inc. where he specialized in leveraged finance. Mr. Jhawar is also a director of GNC and was a director of Rent-A-Center, Inc. from October 2001 through May 2005. Mr. Jhawar received his Master of Business Administration degree from Harvard University’s Graduate School of Business and his Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

Lee S. Neibart became a member of the board of directors in February 2006 upon the consummation of the Merger. Mr. Neibart has been a Partner of Apollo Real Estate Advisors since 1993 and is a Partner of NRDC Advisors. From 1989 to 1993, Mr. Neibart was with the Robert Martin Company, most recently as Executive Vice President and Chief Operating Officer. Robert Martin was a real estate development and management firm with a portfolio of approximately seven million square feet of commercial real estate. Mr. Neibart serves on the Advisory Boards of both The Enterprise Foundation and The Real Estate Institute of New York University. He is also a past President of the New York Chapter of the National Association of Industrial and Office Parks. Mr. Neibart graduated with a Bachelor of Arts degree from the University of Wisconsin and a Master of Business Administration degree from New York University.

Brian Pall became a member of the board of directors on October 20, 2006.  Mr. Pall is Managing Director of NRDC Real Estate Advisors (“NRDC”), where he has been employed since 2004.  Prior to joining NRDC, Mr. Pall spent 17 years with The Great Atlantic and Pacific Tea Company, Inc., where he most recently served as Senior Vice President and Chief Development Officer.

Board Composition

The board of directors is composed of nine directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Management V, L.P. indirectly controls a majority of the common stock of the Company. Pursuant to the stockholders’ agreement governing ownership of the Company, the Sponsors have the right to appoint all of the members of the Company’s board of directors.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors has provided for an audit committee and a compensation committee.

Audit Committee

The audit committee is currently comprised of Messrs. Copses (chairman), Gatto and Giangiacomo.  The audit committee is responsible for reviewing and monitoring the Company’s accounting controls and internal audit functions and recommending to the board of directors the engagement of its outside auditors. The audit committee meets regularly with management, without the Company’s independent auditors present, to discuss management’s evaluations of the performance of the independent auditors.  The audit committee also meets regularly with internal audit personnel to discuss the Company’s internal audit process and the results of ongoing or recently completed internal audits.

The board of directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations.  None of the audit committee members are independent directors because of their affiliations with the Sponsors.

Compensation Committee

The members of the compensation committee are Messrs. Jhawar (chairman), Pall and Golleher.  The compensation committee reviews and either approves, on behalf of the board of directors, or recommends to the board of directors for approval the annual salaries and other compensation of its executive officers and individual stock and stock option grants.  The compensation committee also provides assistance and recommendations with respect to the Company’s compensation policies and practices and assists with the administration of its compensation plans.

Code of Ethics

The board of directors has adopted a code of ethics that applies to the Company’s chief executive officer and senior financial officers. A waiver from any provision of the code of ethics may only be granted by the audit committee.  In addition, Linens ‘n Things, Inc. has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Company’s board of directors is empowered to review and approve the annual compensation and compensation structure for the Company’s executive officers and management compensation generally.  The Company’s executive officers are the Chairman and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Executive Vice President of Store Operations and the Executive Vice President, Merchandising.  Each of the executive officers is employed by the Company’s wholly owned subsidiary, Linens ‘n Things, Inc. (“LNT”).  The board of directors and compensation committee of each of the Company and LNT have the same composition.

The primary objective of the Company’s compensation program, including compensation of executives, is to attract and retain qualified, energetic associates who are enthusiastic about the Company’s mission and culture. A further objective of the Company’s compensation program is to provide incentives and to reward each associate for their contribution to the Company.  In addition, the Company strives to promote an ownership mentality among key leadership and the Company’s board of directors.  Finally, the Company intends for its compensation structure to be perceived as fair to associates, stockholders, and noteholders.

The Company’s compensation program is designed to reward each associate’s individual  contribution to the Company, incentivize each associate’s future performance and recognize the Company’s growth and financial performance.  The Company’s compensation structure, including executive compensation, was reviewed and restructured in 2006 following the Company’s acquisition of LNT in February 2006.  The compensation committee considers numerous factors, including the associates’ experience in conjunction with the level and complexity of the position.  Regarding the compensation program and structure generally and all aspects of executive compensation, management provides recommendations to the compensation committee; however, the compensation committee does not delegate any of its functions to others in setting compensation. The compensation committee is also responsible for reviewing and making recommendations to the board of directors regarding director compensation.  The Company does not currently engage any consultant related to executive or director compensation matters.

Elements of the Company’s Executive Compensation

Annual executive officer compensation consists of the following components: base salary; annual performance bonus; stock options; and certain benefits.  The compensation committee intends to set executive cash compensation at a level to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our associates generally, noteholders or stockholders.  Annual incentive compensation is included to reward executives for the Company’s growth and financial performance based on achievement of criteria established by the Chairman and approved by the compensation committee.

Each of the Company’s executive officers receives stock option grants under the Linens Holding Co. Stock Option Plan.  All of the Company’s associates are eligible for stock option grants, which recognize and incentivize performance.  The stock option plan was established in 2006 following the acquisition and grants were made to associates at the position of buyer and above.  Approximately 64% of the stock options granted under the stock option plan has been granted to associates who are not executive officers.  The Company believes that through its broad-based plan, the economic interests of the Company’s associates, including its executives, are more closely aligned to ownership interests.

The Company provides only limited benefits to its executive officers and senior vice presidents, including medical and dental insurance, long-term disability insurance, life insurance, cellular telephone and service needed with the performance of the executive’s responsibilities and specified financial planning services.  Under certain circumstances, management may recommend and the compensation committee may approve more limited benefits or additional benefits, such as relocation expenses for new executives.

Stock Option Grants

The compensation committee intends for stock option grants generally to be considered on an annual basis, except for new hires, promotions and special performance recognition.  Stock option grants are recommended to the compensation committee by management, but all grants must be approved by the compensation committee.  Stock option grants may be approved by the compensation committee at in-person or telephonic meetings or by unanimous written consents.  The date of grant is established based on the date of the meeting or, with respect to written consents, the date the last signature of the compensation committee members is obtained.  The compensation committee sets the exercise price per share for stock option grants at an amount greater than or equal to the fair market value per share of the Company’s common stock.  Since the Company’s common stock is not publicly traded, the compensation committee’s determination is based on information provided by management and reviewed and approved by the compensation committee.  In 2006, the exercise price for stock option grants was determined by reference to the purchase price paid by the Company for the February 2006 acquisition of LNT.  The compensation committee does not delegate any function of the stock option grants, and executives are not treated differently from other associates.

How the Company Chose Amounts and/or Formulas for Each Element

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. Base salary amounts are determined by complexity and level of position as well as market comparisons.

The executive officers are entitled to certain annual performance bonuses pursuant to the terms of their employment agreements.  See “—Summary Compensation Table.”  Each executive officer has a target bonus amount expressed as a percentage of his annual base salary.  The respective percentages are determined by position and level of responsibility.  The Company’s Chairman of the Board and Chief Executive Officer has a target bonus of 100% of his annual base salary if LNT exceeds sales, EBITDA and cash generation goals based on levels to be determined by the LNT board of directors or compensation committee for the applicable year.  The other executive officers have target bonuses of 50% of base salary; however, the amount is to be determined by the LNT board or compensation committee in its sole discretion.  No annual performance bonuses were paid with respect to the year ended December 30, 2006.

Management has developed a proposed plan for 2007 management incentive compensation, which will be presented to the compensation committee for approval in April 2007.

The compensation committee is considering a plan for 2007 management incentive compensation, which includes incentive compensation potential for certain of the named executive officers within the following ranges:

•                  DiNicola — target 100% of annual base salary and maximum 150% of annual base salary.

•                  Rowan, Coder and Homler — target 50% of annual base salary and maximum 75% of annual base salary.

For each of these named executive officers, the incentive compensation potential for 2007 is proposed to be at the following levels:

•                  First threshold — 25% of target based on achieving 83% of budgeted EBITDA.

•                  Second threshold — 50% of target based on achieving 90% of budgeted EBITDA.

•                  Third threshold — 75% of target based on achieving 97% of budgeted EBITDA.

•                  Target — 100% on achieving budgeted EBITDA.

•                  Maximum — maximum for each named executive officer based on achieving 150% of budgeted EBITDA.

The Company does not disclose its internal budget for results of operations, including budgeted EBITDA.  Budgeted EBITDA is confidential financial information of the Company, and the Company believes that it disclosure would cause the Company competitive harm by disclosing to competitors a key element of its internal projections.  Management believes that achieving 100% of budgeted EBITDA in fiscal year 2007 while possible for the named executive officers will present a significant challenge.  Accordingly, there is also a need for appropriate incentive compensation at the lower thresholds indicated above.

Stock option grant awards are determined in accordance with performance and level of position.  Each of the stock option grants are granted under the Linens Holding Co. Stock Option Plan and are divided equally between a time option and a performance option.  The stock options expire seven years after the date of grant.  The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date.  The performance option provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price” (as such terms are defined in the option grant letter), then the performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter.  Prior to a qualified initial public offering, with gross proceeds to the Company of not less than $150.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following December 31, 2007.  Prior to a qualified initial public offering, Value Per Share is the Company’s “Net Equity Value” divided by the number of fully diluted shares.  Net Equity Value is calculated as the sum of (1) 7.5 times the Company’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of the Company’s common stock, less (3) the Company’s debt as of the Measurement Date.  Upon a defined liquidity event, Value Per Share is the price per share realized by the Company’s principal stockholder.  The Target Stock Price means $50.00 compounded at an annual rate of 25% from February 14, 2006 to the Measurement Date.

Accounting and Tax Considerations

The Company’s stock option grant policies have been impacted by the implementation of SFAS No. 123 (Revised 2004), which it adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to our adoption of SFAS No. 123 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

The Company has structured its compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.  If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Summary Compensation Table

The following table sets forth information with respect to compensation for the fiscal year ended December 30, 2006 with respect to the Company’s executive officers, including the Company’s principal executive officer and principal financial officer, as well as the former Chairman and Chief Executive Officer of LNT and former President and Chief Operating Officer.  The listed persons are referred to in this Item 11 as the “named executive officers.”

							Change in
							Pension
							Value and
							Non-
						Non-Equity	qualified
						Incentive	Deferred
						Plan	Compen-
				Stock	Option	Compen-	sation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation	Total
Position	Year	($)	($) (1)	($)	($) (2)	($)	($)	($) (3)	($)

Robert J. DiNicola	2006	$ 1,189,885	$ —	$ —	$ 1,824,777	$ —	$ —	$ 413,587	$ 3,428,249
Chairman of the Board
and Chief Executive
Officer (4)

Francis M. Rowan	2006	$ 228,838	$ 35,000	$ —	$ 52,696	$ —	$ —	$ 104,161	$ 420,695
Senior Vice President
and Chief Financial
Officer (5)

F. David Coder	2006	$ 382,692	$ 100,000	$ —	$ 145,757	$ —	$ —	$ 515,314	$ 1,143,763
Executive Vice President
of Store Operations

Robert Homler	2006	$ 274,039	$ —	$ —	$ 88,446	$ —	$ —	$ 271,062	$ 633,547
Executive Vice
President,
Merchandising (6)

Norman Axelrod	2006	$ 137,250	$ —	$ —	$ —	$ —	$ —	$ 18,029,699	$ 18,166,949
Former Chairman and
Chief Executive Officer (7)

Jack E. Moore	2006	$ 61,269	$ —	$ —	$ —	$ —	$ —	$ 4,827,271	$ 4,888,540
Former President and
Chief Operating Officer (8)

(1) Bonus amounts reflect transaction incentive bonuses paid upon consummation of the acquisition of LNT in February 2006.

(2) See Note (13) to the Company’s consolidated financial statements included in this report regarding the valuation assumptions with respect to the amounts shown.

(3) Includes perquisites, equity distributions and severance received by the named executive officers and life insurance premiums paid on behalf of the named executive officers, as follows:

(a) For Mr. DiNicola, includes perquisites totaling $243,894, consisting of $33,431 for car allowance and $210,463 for relocation reimbursement related to sale and purchase of home and moving expenses. Also includes $163,795 for reimbursement of taxes on such relocation reimbursementand imputed value for life insurance premium premiums of $5,898.

(b) For Mr. Rowan, includes perquisite of financial planning services valued at $4,050, employer 401(k) Plan contribution of $7,784, equitydistribution in connection with the acquisition of LNT in February 2006 of $92,225 and imputed value for life insurance premium premiums of$102.

(c) For Mr. Coder, includes perquisite of financial planning services valued at $12,021. Also includes employer 401(k) Plan contribution of $10,077, equity distribution in connection with the acquisition of LNT in February 2006 of $492,949 and imputed value for life insurance premium premiums of $267.

(d) For Mr. Homler, includes perquisite totaling $130,881 for relocation reimbursement related to sale and purchase of home and moving expenses. Also includes $138,277 for reimbursement of taxes on such relocation reimbursement and imputed value for life insurance premium premiums of$1,904.

(e) For Mr. Axelrod, includes perquisite of financial planning services valued at $15,026. Also includes employer 401(k) Plan contribution of $5,490, equity distribution in connection with the acquisition of LNT in February 2006 of $6,362,403, severance compensation of $5,088,179 a distribution from his supplemental executive retirement program (“SERP”) of $6,542,664. and imputed income of $15,937 based on the Company-funded term life insurance benefit.

(f) For Mr. Moore, includes employer 401(k) Plan contribution of $2,451, equity distribution in connection with the acquisition of LNT in February 2006 of $1,155,000, severance compensation of $2,471,948 and tax reimbursement relating to excess parachute payments of $1,197,872.

(4) Mr. DiNicola became the Company’s Chairman of the Board and Chief Executive Officer on February 14, 2006. Salary amount includes directors fees in 2006 of $32,000. Also, Option Awards amount includes value of director options granted on June 13, 2006. See “—Director Compensation” below.

(5) Mr. Rowan became the Company’s Senior Vice President and Chief Financial Officer on April 28, 2006.

(6) Mr. Homler became the Company’s Executive Vice President, Merchandising on May 5, 2006.

(7) Mr. Axelrod ceased serving as the Chairman and Chief Executive Officer of LNT on February 14, 2006.

(8) Mr. Moore ceased serving as the President and Chief Operating Officer of LNT on January 12, 2006. His final date of employment was February 14, 2006.

Current Executive Officers

LNT entered into an employment agreement with each of the current executive officers in the fiscal year ended December 30, 2006.  The following summarizes the principal terms of these employment agreements.

The term of Mr. DiNicola’s employment continues until December 31, 2008.  The employment term for each of Mr. Rowan, Mr. Coder and Mr. Homler continues until December 31, 2007.  Each of the employment terms is subject to automatic one-year renewals unless LNT or the executive provides one-year advance notice of an election not to renew the term.  The employment agreements provide for payment of an annual base salary that will be reviewed on an annual basis by LNT’s compensation committee.  The current annual base salaries are $1,350,000 for Mr. DiNicola, $250,000 for Mr. Rowan, $400,000 for Mr. Coder and $400,000 for Mr. Homler.

The executives are entitled to certain annual performance bonuses pursuant to the terms of their employment agreements.  Mr. DiNicola has a target bonus of 100% of his annual base salary if LNT exceeds EBITDA levels to be determined by the LNT compensation committee for the applicable year.  Mr. Rowan, Mr. Coder and Mr. Homler are eligible for annual performance bonuses in an amount to be determined by the LNT compensation committee in its sole discretion based on EBITDA levels for the applicable year.  The target bonus is 40% of annual base salary for Mr. Rowan and 50% of annual base salary for each of Mr. Coder and Mr. Homler.

The employment agreements generally provide for the executives to participate in and receive benefits under any benefit plans, arrangements or policies made available by LNT to its employees generally and certain specified benefits, including (except for Mr. DiNicola) health insurance, prescription drug coverage, dental insurance, long-term disability insurance, life insurance, cellular telephone and service and annual financial planning services.  In addition, Mr. DiNicola and Mr. Homler were each entitled to relocation expenses, including moving expenses and certain expenses in connection with the sale of an existing home and purchase of a new home, as well as reimbursement for income taxes incurred as result of such payments.  Mr. DiNicola is also entitled to transportation between the Company’s headquarters and his permanent or temporary residence in the New York City area or a New York City area airport.  If he does not utilize this benefit, he is entitled to equivalent cash compensation.

Each of the employment agreements also includes customary covenants including noncompetition, confidentiality and nondisclosure and nonsolicitation of employees.

Norman Axelrod

Upon the consummation of the acquisition of LNT, Norman Axelrod ceased to be Chairman of the Company’s board of directors and Chief Executive Officer, and his employment terminated on February 16, 2006.  LNT and Mr. Axelrod entered into a general release agreement pursuant to which Mr. Axelrod agreed to release LNT and its affiliates from any claims Mr. Axelrod may have had, and LNT agreed to pay Mr. Axelrod’s severance and other entitlements under his employment agreement. These entitlements include a perquisite of financial planning services valued at $15,026, an employer 401(k) Plan contribution of $5,490, an equity distribution in connection with the acquisition of LNT in February 2006 of $6,362,403, severance compensation of $5,088,179, a distribution from his supplemental executive retirement program (“SERP”) of $6,542,664 and imputed income of $15,937 based on the Company-funded term life insurance benefit.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock options granted during the fiscal year ended December 30, 2006 to each of the named executive officers.

								All Other	All Other
								Stock	Option
								Awards:	Awards:
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number of	Exercise or	Grant Date
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Securities	Base Price	Fair
				Maxi-			Maxi-	Stock or	Underlying	of Option	Value of Stock
	Grant	Threshold	Target	mum	Threshold	Target	mum	Units	Options	Awards	and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#) (1)	($ / Sh)	Awards ($)
Robert J. DiNicola (2)	3/27/2006	—	—	—	—	—	—	—	281,946	$50.00	$4,925,597
	6/13/2006	—	—	—	—	—	—	—	5,000	$50.00	$83,900

Francis M. Rowan	3/27/2006	—	—	—	—	—	—	—	5,000	$50.00	$87,350
	4/28/2006	—	—	—	—	—	—	—	10,000	$50.00	$173,850

F. David Coder (3)	3/27/2006	—	—	—	—	—	—	—	25,000	$50.00	$436,750

Robert Homler	4/17/2006	—	—	—	—	—	—	—	25,000	$50.00	$439,500

Norman Axelrod	—	—	—	—	—	—	—	—	—	—	—

Jack E. Moore	—	—	—	—	—	—	—	—	—	—	—

(1)      Each of the stock options were granted under the Linens Holding Co. Stock Option Plan and are equally divided between a time option and a performance option. The stock options expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date. Each of the grants reflected in the table above with a grant date of March 27, 2006 vest on the first four anniversaries of the February 14, 2006 closing date of the acquisition of Linens ‘n Things, Inc. The performance option provides that if on any Measurement Date, the Value Per Share equals or exceeds the Target Stock Price, then the performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event. Prior to a qualified initial public offering, a Measurement Date is the end of a fiscal quarter beginning with or following December 31, 2007. The Target Stock Price means $50, compounded at an annual rate of 25% from February 14, 2006 to the Measurement Date.

(2)      The June 13, 2006 grant reflects a grant to Mr. DiNicola outside of the Stock Option Plan, but pursuant to Linens Holding Co. and Linens ‘n Things, Inc. Director Compensation Policy price of $50.00 per share and expire seven years after the date of grant. See “Director Compensation” below. On March 27, 2006, Mr. DiNicola also received a grant of 40,000 stock options granted outside of the Stock Option Plan, which were fully vested and exercisable on the date of grant, in connection with his purchase of shares of common stock of the Company. These non-plan options also have an exercise price of $50.00 per share and expire seven years after the date of grant. These non-plan options had a grant date fair market value of $666,800.

(3)      On May 11, 2006, Mr. Coder also received a grant of 3,000 stock options granted outside of the Stock Option Plan, which were fully vested and exercisable on the date of grant, inconnection with his purchase of shares of common stock of the Company. The non-plan options have an exercise price of $50.00 per share and expire seven years after the date of grant. These non-plan options had a grant date fair market value of $50,250.

Outstanding Equity Awards at Fiscal Year-End

                The following table set forth certain information regarding exercisable and unexercisable stock options granted to the named executive officers and held as of December 30, 2006, the end of the fiscal year. No stock options were exercised in the 2006 fiscal year.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity:					Incentive	Plan Awards
	Number of	Number of	Incentive					Plan Awards:	Market or
	Securities	Securities	Plan Awards:				Market	Number of	Payout Value
	Underlying	Underlying	Number of			Number of	Value of	Unearned	of Unearned
	Unexercised	Unexercised	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Options	Options	Underlying			Units of	Units of	or Other	or Other
	(#)	(#)	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
			Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
			Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Robert J. DiNicola	—	281,946	—	$50.00	3/27/2014	—	—	—	—
	40,000	—	$50.00		3/27/2014
	5,000	—	$50.00		6/13/2014

Francis M. Rowan	—	5,000	—	$50.00	3/27/2014	—	—	—	—
	—	10,000	$50.00		4/28/2014

F. David Coder	—	25,000	—	$50.00	3/27/2014	—	—	—	—
	3,000	—	$50.00		5/11/2014

Robert Homler	—	25,000	—	$50.00	4/17/2014	—	—	—	—

Norman Axelrod	—	—	—	—	—	—	—	—	—

Jack E. Moore	—	—	—	—	—	—	—	—	—

Nonqualified Deferred Compensation

		Registrant	Aggregate		Aggregate
	Executive	Contributions	Earnings	Aggregate	Balance at
	Contributions	in Last	in Last	Withdrawals /	Last Fiscal
	in Last Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)
Robert J. DiNicola	—	—	—	—	—

Francis M. Rowan	—	—	—	—	—

F. David Coder (1)	—	—	$1,308.84	$198,646.00	—

Robert Homler	—	—	—	—	—

Norman Axelrod (2)	—	—	$21,231.96	$802,380.00	—

Jack E. Moore	—	—	$4,476.18	$140,261.00	—

(1)            Mr. Coder received a distribution from the Deferred Compensation Plan in February 2006, but is no longer a participant in the plan.

(2)            Mr. Axelrod received a distribution from the Deferred Compensation Plan in February 2006 in connection with termination of employment with LNT.

(3)            Mr. Moore received a distribution from the Deferred Compensation Plan in February 2006 in connection with termination of employment with LNT.

The Linens ‘n Things, Inc. Deferred Compensation Plan (as amended and restated in December 2005 and amended in December 2006), is a nonqualified deferred compensation plan to which any employee of LNT or any subsidiary, who elect to participate, may make deferrals of base salary or bonus. Prior to the beginning of a given calendar year, on a date specified by the deferred compensation committee of LNT, a participant may elect to defer up to 75% of base salary and up to 100% of annual incentive award bonus to be received in the given calendar year.  Although the plan is unfunded as required by the Internal Revenue Code, amounts credited to participants’ deferred compensation accounts under the plan are deemed to be invested, at the direction of the participants, in hypothetical investment vehicles as specified from time to time with respect to the plan.

None of the current executive officers are participants in the Deferred Compensation Plan.

Director Compensation

The following table sets forth information with respect to compensation for each of the Company’s directors for the fiscal year ended December 30, 2006.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or		Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name (1)	($)	($)	($) (2)	($)	($)	($)	($)
Richard Baker (3)	$32,000	—	$83,900	—	—	—	$115,900

Dr. Joyce F. Brown (4)	$23,667	—	$84,150	—	—	—	$107,817

Peter P. Copses	$32,500	—	$83,900	—	—	—	$116,400

Robert J. DiNicola (5)	$32,000	—	$83,900	—	—	—	$115,900

Michael A. Gatto	$32,500	—	$83,900	—	—	—	$116,400

Damian J. Giangiacomo (6)	$32,500	—	$83,900	—	—	—	$116,400

George Golleher (6)	$32,000	—	$83,900	—	—	—	$115,900

Andrew Jhawar	$32,000	—	$83,900	—	—	—	$115,900

Lee Neibart	$32,000	—	$83,900	—	—	—	$115,900

Brian H. Pall (7)	$7,692	—	$85,000	—	—	—	$92,692

(1)                               Except as otherwise noted, each of the listed director was elected as a director of the Company on February 14, 2006. Each current and former dirctor listed above received a grant of 5,000 stock options granted outside of the Linens Holding Co. Stock Option Plan, which were fully vested and exercisable as of the grant date, at an exercise price of $50.00 per share. The grant date was June 13, 2006 or, if later, the date of the director’s appointment to the board of directors of the Company. None of the director options were exercised in the fiscal year ended December 30, 2006 and were held by the respective current or former directors as of December 30, 2006.

(2)                               The grant date fair value of each option award is the same as the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123R and reflected in the table above.

(3)          Resigned as a director of the Company effective October 20, 2006.

(4)          Appointed as a director of the Company effective June 15, 2006.

(5)                               The amounts reflected in the table above for Mr. DiNicola are also included in the Summary Compensation Table.See “—Summary Compensation Table” above.

(6)          Elected as a director of the Company effective March 20, 2006.

(7)          Appointed as a director of the Company effective October 20, 2006.

Post Termination Payments and Benefits

Pursuant to their respective employment agreements with LNT, each of the current executive officers is entitled to specified severance compensation in the event of a termination of employment by LNT without cause or by the executive officer for good reason.  In either case, the executive officer is entitled to continued payments of base salary and benefits for the remainder of the term, but no less than two years if the termination occurs during the six-month period following a change in control (as defined in the employment agreement).  In addition, the executive officer will be entitled to payment of a prorated share of the annual performance bonus based on the period of actual employment during the year.  With respect to Mr. DiNicola, the prorated bonus payment will be made provided that bonus targets are met for the year of such termination.  With respect to the other current executive officers, the prorated bonus payments are subject to the discretion of LNT’s board of directors or compensation committee.  Upon such a termination, all unvested stock options will terminate and the executive will be entitled to exercise vested options for a specified period following the termination.  For Mr. DiNicola, the period is 180 days; for the other executive officers, it is 90 days.  In addition to any other severance, Mr. Homler is entitled to the continuation of the fringe benefits available to him immediately prior to the termination for as long as he continues to receive payments of base salary post-termination.

Pursuant to his employment agreement, upon the occurrence of a change of control, all of Mr. DiNicola’s outstanding options will become fully exercisable, provided that any performance option shall not vest solely because a change of control.  In addition, the option grant letters for each of the current executive officers provided that their time options will become fully exercisable immediately prior to a change of control, but that vesting will not be accelerated for any performance option unless the change of controls occurs after a measurement date (as defined in the grant letter).

The employment agreements further provide that if any payment to the executive would be subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, then the amount of such payments shall be reduced to the highest amount that may be paid by LNT without subjecting such payment to the excise tax.  The executive will have the right to designate those payments or benefits that will be reduced or eliminated.  Notwithstanding the foregoing, in the employment agreements for Mr. DiNicola and Mr. Homler, the reduction will not apply if the executive would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. All determinations with regard to such excise tax and any reduction in connection with payments to the executive shall be made by a nationally recognized accounting firm that acts as LNT’s outside auditors at the time of such determination.

Upon termination of employment because of death or disability, the executive (or his estate) will be entitled to the executive’s current base salary (less any payments made under Company-sponsored disability benefit plans) for the remainder of the employment period, plus payment of a prorated share of the annual performance bonus based on the period of actual employment during the year.  With respect to Mr. DiNicola, the prorated bonus payment will be made provided that bonus targets are met for the year of such termination.  With respect to the other current executive officers, the prorated bonus payments are subject to the discretion of LNT’s board of directors or compensation committee.  Stock options that are not exercisable as of the date of termination because of death or disability will expire, and options which are exercisable as of such date will remain exercisable for a 180-day period.  In the event of Mr. DiNicola’s termination because of death or disability, all of his outstanding options will become fully exercisable.

Upon a termination of employment, if any of the executive officers other than Mr. DiNicola own shares of common stock of the Company, the shares are subject to repurchase by LNT or its designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the LNT board of directors.

The following tables summarize the value of the compensation that the current executive officers would receive if they had terminated employment on December 30, 2006 under the circumstances shown. The tables exclude (1) amounts accrued through December 30, 2006 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances under the LNT 401(k) Plan that is generally available to all of LNT’s salaried employees.  No annual performance bonuses were paid with respect to the year ended December 30, 2006.

		Before Change	After Change
		in Control	in Control
		Termination	Termination
		w/o Cause or	w/o Cause or	Voluntary			Change in
Name	Benefit	for Good Reason	for Good Reason	Termination	Death	Disability	Control
Robert J. DiNicola	Continued base salary	$2,700,000	$2,700,000	$—	$2,700,000	$2,700,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—

	Acceleraton of vesting of
	stock options	$—	$201,304	$—	$201,304	$201,304	$201,304

Francis M. Rowan	Continued base salary	$250,000	$500,000	$—	$250,000	$250,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—

	Acceleraton of vesting of
	stock options	$—	$2,483	$—	$—	$—	$2,483

F. David Coder (1)	Continued base salary	$400,000	$800,000	$—	$400,000	$400,000	$—
	Continued fringe benefits	$—	$—	$—	$—	$—	$—

	Acceleraton of vesting of
	stock options	$—	$12,416	$—	$—	$—	$12,416

Robert Homler	Continued base salary	$400,000	$800,000	$2	$400,000	$400,000	$—
	Continued fringe benefits	$9,796	$9,796	$—	$—	$—	$—

	Acceleraton of vesting of
	stock options	$—	$12,416	$—	$—	$—	$12,416

Compensation Committee Report

The compensation committee of the board of directors of the Company oversees the compensation program of the Company on behalf of the board of directors.  In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management of the Company the “Compensation Discussion and Analysis” included in this report.

In reliance on this review and discussion, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this report to be filed with the SEC.

Members of the Compensation Committee:

Andrew S. Jhawar, Chairman

George Golleher

Brian H. Pall

This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2007 (the “Ownership Date”), the number of shares of the Company’s common stock beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of common stock, (2) each director, (3) each of the named executive officers and (4) all directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any shares of Common Stock, on or within 60 days of the Ownership Date, upon exercise of outstanding options or otherwise, the shares are deemed beneficially owned by that person and are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns. These shares are not included in the computations of percentage ownership for any other person.

Name of Beneficial Owner(1)	Number of Shares	Percentage

Linens Investors, LLC(2)	12,960,000	99.6%
Robert J. DiNicola(3) (4)	120,243	*
Francis M. Rowan(5)	1,875	*
F. David Coder(3)(6)	9,125	*
Robert Homler(7)	3,125	—
Joyce F. Brown(8)	5,000	*
Peter P. Copses(9)	12,965,000	99.6%
Michael A. Gatto(8)(10)	5,000	*
George G. Golleher(3)(11)	25,000	*
Damian J. Giangiacomo(8)	5,000	*
Andrew S. Jhawar(9)	12,965,000	99.6%
Lee S. Neibart(8)(12)	5,000	*
Brian H. Pall(8)(12)	5,000	*

All officers and directors as a group (12 persons)(13)	13,144,368	100.0%

*      Less than 1% of the outstanding shares.

(1)          The address of Linens Investors, LLC (“Linens Investors”) is c/o Apollo Management V, L.P., 10250 Constellation Boulevard, Los Angeles, California 90067.  The address of each named executive officer, Mr. Golleher, and Dr. Brown is c/o Linens ‘n Things, Inc., 6 Brighton Road, Clifton, New Jersey 07015.  The address for each of Messrs. Copses, Jhawar and Giangiacomo is c/o Apollo Management V, L.P., 10250 Constellation Boulevard, Los Angeles, California 90067.  The address for each of Messrs. Neibart and Pall is c/o NRDC Real Estate Advisors I LLC, 3 Manhattanville Road, Purchase, New York 10577.  The address of Mr. Gatto is c/o Silver Point Capital Fund Investments LLC, 2 Greenwich Plaza, Greenwich, Connecticut 06830.

(2)          Linens Investors is the Company’s principal stockholder. Linens Investors is a special purpose entity that was created in connection with the Merger and is controlled by Apollo Linens Investors, LLC and its affiliates (“Apollo Linens Investors”) which, together with NRDC Real Estate Advisors I LLC and Silver Point Capital Fund Investments LLC, and their respective affiliates, own all of the membership interests of Linens Investors.  Apollo Management V, L.P. (“Apollo Management V”) is the manager of Linens Investors and has sole voting and investment and control with respect to the shares.  Pursuant to a stockholders’ agreement, Linens Investors has shares dispositive power with respect to all of the outstanding shares of common stock.  Linens Investors also has sole voting power over all of the outstanding shares of common stock pursuant to the stockholders’ agreement.  Linens Investors expressly disclaims beneficial ownership of such shares of common stock held by each of the parties to the stockholders’ agreement, except to the extent of its pecuniary interest in the Company.

(3)          On February 14, 2006, the Company entered into a stockholders’ agreement with each of its stockholders.  Each stockholder who purchased shares after that time has also agreed to be bound by the stockholders’ agreement.  Pursuant to the stockholders’ agreement, each stockholder agreed to give Linens Investors a voting proxy to vote with respect to certain matters as set forth in the stockholders’ agreement.  As a result, Linens Investors may be deemed to be the beneficial owner of the shares of common stock held by the parties to the stockholders’ agreement.  Linens Investors expressly disclaims beneficial ownership of such shares of common stock held by each of the parties to the stockholders’ agreement, except to the extent of its pecuniary interest.

(4)          Includes 40,000 shares of common stock purchased on February 14, 2006 and options to purchase 80,243 shares of common stock that are currently exercisable or exercisable within 60 days of the Ownership Date.

(5)          Includes options to purchase 1,875 shares of common stock that are exercisable within 60 days of the Ownership Date.

(6)          Includes 3,000 shares of common stock purchased in May 2006 and options to purchase 6,125 shares of common stock that are exercisable within 60 days of the Ownership Date.

(7)          Includes options to purchase 3,125 shares of common stock that are exercisable within 60 days of the Ownership Date.

(8)          Includes options to purchase 5,000 shares of common stock that are currently exercisable.

(9)          Includes options to purchase 5,000 shares of common stock that are currently exercisable and 12,960,000 shares of common beneficially owned by Linens Investors.  Linens Investors is controlled by its manager, Apollo Management V. Peter P. Copses and Andrew S. Jhawar, two of the Company’s directors, are affiliates of Apollo Management V and, therefore, may be deemed to be beneficial owners of the membership interests of Linens Investors and the shares of the Company’s common stock owned by Linens Investors. Each of Messrs. Copses and Jhawar disclaim beneficial ownership of any such interests in which he does not have a pecuniary interest.

(10)    Michael A. Gatto is an affiliate of Silver Point Capital Fund Investments LLC, and therefore, may be deemed to be the beneficial owner of the membership interests of Silver Point Capital Fund Investments LLC. Mr. Gatto disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

(11)    Includes 10,000 shares of common stock purchased in August 2006 and options to purchase 15,000 shares of common stock that are currently exercisable.

(12)    Lee S. Neibart and Brian Pall, two of the Company’s directors, are affiliates of NRDC Real Estate Advisors I LLC, and therefore, may be deemed to be beneficial owners of the membership interests of NRDC Real Estate Advisors I LLC. Each of Messrs. Neibart and Pall disclaim beneficial ownership of any such interests in which he does not have a pecuniary interest.

(13)    Includes (a) options to purchase an aggregate of 131,368 shares of common stock that are currently exercisable or exercisable within 60 days of the Ownership Date and (b) 12,960,000 shares owned by Linens Investors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Pursuant to the stockholders’ agreement, the Sponsors have the right to appoint all of the members of the Company’s board of directors.  Only two of the nine members of the board of directors, George Golleher and Dr. Joyce F. Brown, are not affiliates of the Sponsors.  Mr. Golleher purchased 10,000 shares of the Company in August 2006.  Dr. Brown does not currently own any common stock of the Company.

The board of directors has provided for an audit committee and a compensation committee. The members of the Compensation Committee are Messrs. Jhawar (chair), Pall and Golleher.  The audit committee is currently comprised of Messrs. Copses (chairman), Gatto and Giangiacomo.  All of the named persons are affiliates of the Sponsors.

Item 14.  Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is summarized as follows:

The audit committee of the board of directors appointed KPMG LLP as the Company’s independent registered public accounting firm to examine the Company’s consolidated financial statements for fiscal 2006 and to render other professional services as required.  The audit committee has not yet formally adopted a resolution appointing the Company’s independent registered public accounting firm for fiscal 2007.

Aggregate fees paid and payable to KPMG LLP for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	Fiscal 2006	Fiscal 2005
Audit Fees(1):
Annual Audit and Quarterly Reviews	$1,450,000	$2,170,000
Registration Statement and Purchase Accounting	995,000	700,000
	2,445,000	2,870,000
Tax Fees	273,000	—

Total	$2,718,000	$2,870,000

(1)          Audit fees consisted of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents to SEC filings.

Registration statement and purchase accounting fees consisted of services related to the Merger and related purchase accounting and the preparation of the comfort letter.

During fiscal 2006, the audit committee conformed with a formal policy it adopted concerning the pre-approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company.  The policy required that all services to be performed by KPMG LLP, the Company’s independent registered public accounting firm, including audit services, audit-related services and permitted non-audit services, be pre-approved by the audit committee.  The policy permitted the audit committee to delegate pre-approval authority to one or more members, provided that any pre-approval decisions are reported to the audit committee at its next meeting.  Specific services being provided by the independent registered public accounting firm were regularly reviewed in accordance with the pre-approval policy.  At subsequent audit committee meetings, the audit committee received updates on services being provided by the independent registered public accounting firm, and management presented additional services for approval.  For 2006, all audit and non-audit services provided by KPMG LLP were approved in advance by the audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report.

1.             Financial Statements

The following Consolidated Financial Statements for the 52 weeks ended December 30, 2006 are included in this report as follows:

2.             Schedules

None

3.             Exhibits

The exhibits on the accompanying exhibit index are filed as part of, and incorporated by reference into, this report.

Exhibits

Exhibit Number	Description of Exhibits
3.1**	Certificate of Merger merging Linens Merger Sub Co. with and into Linens ‘n Things, Inc.

3.2**	Amended and Restated Certificate of Incorporation of Linens ‘n Things, Inc.

3.3**	Amended and Restated By-laws of Linens ‘n Things, Inc.

3.4**	Articles of Incorporation of Linens ‘n Things Center, Inc.

3.5**	By-laws of Linens ‘n Things Center, Inc.

3.6**	Amended and Restated Certificate of Incorporation of Linens Holding Co.

3.7**	Amended and Restated By-laws of Linens Holding Co.

3.8**	Articles of Incorporation of Bloomington, MN., L.T., Inc.

3.9**	By-laws of Bloomington, MN., L.T., Inc.

3.10**	Certificate of Formation of Vendor Finance, LLC

3.11**	Amended and Restated Operating Agreement of Vendor Finance, LLC

3.12**	Certificate of Incorporation of E W Kalkin, Inc. (n/k/a) LNT, Inc.

3.13**	Certificate of Amendment to the Certificate of Incorporation of E W Kalkin, Inc. (changing name to Linens ‘n Things, Inc.)

3.14**	Certificate of Amendment to the Certificate of Incorporation of Linens ‘n Things, Inc. (changing name to LNT, Inc.)

3.15**	By-laws of LNT, Inc.

3.16**	Certificate of Incorporation of LNT Services, Inc.

3.17**	By-laws of LNT Services, Inc.

3.18**	Certificate of Formation of LNT Leasing II, LLC

3.19**	Amended and Restated Operating Agreement of LNT Leasing II, LLC

3.20**	Certificate of Incorporation of LNT West, Inc.

3.21**	By-laws of LNT West, Inc.

3.22**	Certificate of Organization of LNT Virginia LLC

3.23**	Amended and Restated Operating Agreement of LNT Virginia LLC

3.24**	Certificate of Formation of LNT Merchandising Company LLC

3.25**	Amended and Restated Operating Agreement of LNT Merchandising Company LLC

3.26**	Certificate of Formation of LNT Leasing III, LLC

3.27**	Amended and Restated Operating Agreement of LNT Leasing III, LLC

3.28**	Certificate of Formation of Citadel LNT, LLC

3.29**	Amended and Restated Operating Agreement of Citadel LNT, LLC

4.1*

Indenture, dated as of February 14, 2006, among Linens ‘n Things, Inc., Linens ‘n Things Center, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee, with respect to the Senior Secured Floating Rate Notes due 2014

4.2*	Form of Senior Secured Floating Rate Notes due 2014 (included as “Exhibit A” to Exhibit 4.1)

4.3*

Registration Rights Agreement, dated February 14, 2006, by and among Linens ‘n Things, Inc., Linens ‘n Things Center, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc. and UBS Securities LLC

10.1*

Credit Agreement, (the “Credit Agreement”) dated as of February 14, 2006, among Linens ‘n Things, Inc., Linens ‘n Things Center, Inc., the Subsidiary Guarantors (as defined therein), the parties named therein from time to time as lenders, whether by execution of the Credit Agreement or an Assignment and Acceptance, UBS Securities LLC, as Arranger and Bookmanager, UBS AG, Stamford Branch, as Issuing Bank, US Administrative Agent and US Co-Collateral Agent, UBS AG, Canada Branch, as Canadian Co-Collateral Agent, Wachovia Bank, National Association, as US Co-Collateral Agent, Co-Documentation Agent and an Issuing Bank, Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, Canadian Co-Collateral Agent and Canadian Swingline Lender, UBS Loan Finance LLC, as US Swingline Lender, UBS Securities LLC and Bear, Stearns & Co. Inc., as Joint Book Runners, Bear, Stearns & Co. Inc., as Co-Syndication Agent, Wells Fargo, as Co-Documentation Agent and The CIT Group/Business Credit, Inc., as Co-Syndication Agent

10.2**	Stockholders’Agreement, dated as of February 14, 2006, between Linens Holding Co. and its stockholders

10.3**	Security Agreement, dated as of February 14, 2006, by Linens ‘n Things, Inc., Linens ‘n Things Center, Inc., the Guarantors party thereto and The Bank of New York

10.4**

Security Agreement, dated as of February 14, 2006, by Linens ‘n Things, Inc., Linens ‘n Things Center, Inc., the Guarantors party thereto, UBS AG, Stamford Branch and Wachovia Bank, National Association

10.5**

Management Services Agreement, dated as of February 14, 2006, among Linens ‘n Things, Inc., Linens Holding Co., Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC

10.6**

Intercreditor Agreement, dated as of February 14, 2006, by and among Linens ‘n Things, Inc., Linens Holding Co., Linens ‘n Things Center, Inc., Linens ‘n Things Canada Corp., the Subsidiary Guarantors (as defined therein), UBS AG, Stamford Branch, Wachovia Bank, National Association, UBS AG Canada Branch, Wachovia Capital Finance Corporation and The Bank of New York

10.7*	Employment Agreement with Robert J. DiNicola

10.8*	Option Grant Letter with Robert J. DiNicola

10.9***	Employment Agreement with Francis M. Rowan

10.10*	Employment Agreement with F. David Coder

10.11*	Amended and Restated Employment Agreement with F. David Coder

10.12*	Option Grant Letter with F. David Coder

10.13*	Employment Agreement with Robert Homler

10.14*	Amended and Restated Employment Agreement with Robert Homler

10.15**	Separation Agreement and General Release, by and between Jack E. Moore and Linens ‘n Things, Inc.

10.16*	Linens Holding Co. Stock Option Plan

10.17*	Standard Form of Option Grant Letter

10.18*	Director Compensation Policy

10.19*	Standard Form of Director Option Grant Letter

10.20**	Trademark Security Agreement, dated as of February 14, 2006, by Bloomington, MN., L.T., Inc. in favor of The Bank of New York

10.21**	Trademark Security Agreement, dated as of February 14, 2006, by LNT Merchandising Company LLC in favor of The Bank of New York

10.22**	Trademark Security Agreement, dated as of February 14, 2006, by LNT Services, Inc. in favor of The Bank of New York

10.23**	Copyright Security Agreement, dated as of February 14, 2006, by Linens ‘n Things, Inc. in favor of The Bank of New York

10.24**	Copyright Security Agreement, dated as of February 14, 2006, by Linens ‘n Things Center, Inc. in favor of The Bank of New York

14.1**	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Linens ‘n Things, Inc. and Linens Holding Co.

21.1*	Subsidiaries of Linens Holding Co.

31.1***	Certification of the Chief Executive Officer of Linens Holding Co. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2***	Certification of the Chief Financial Officer of Linens Holding Co. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3***	Certification of the Chief Executive Officer of Linens ‘n Things, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4***	Certification of the Chief Financial Officer of Linens ‘n Things, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5***	Certification of the Chief Executive Officer of Linens ‘n Things Center, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6***	Certification of the Chief Financial Officer of Linens ‘n Things Center, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of the Chief Executive Officer and Chief Financial Officer of Linens Holding Co. pursuant to 18 U.S.C. Section 1350

32.2***	Certification of the Chief Executive Officer and Chief Financial Officer of Linens ‘n Things, Inc. pursuant to 18 U.S.C. Section 1350

32.3***	Certification of the Chief Executive Officer and Chief Financial Officer of Linens ‘n Things Center, Inc. pursuant to 18 U.S.C. Section 1350

*      Filed previously as an exhibit to the Registration Statement on Form S-4 (File No. 333-135646) filed by the Registrants on July 7, 2006.

**   Filed previously as an exhibit to the Registration Statement on Form S-4/A (File No. 333-135646) filed by the Registrants on August 11, 2006.

***      Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.
Date: March 26, 2007	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on the 26th day of March, 2007.

Signature	Title	Date
/s/ Robert J. DiNicola	Chairman and Chief Executive Officer	March 26, 2007
Robert J. DiNicola	(principal executive officer)
/s/ Francis M. Rowan	Senior Vice President and Chief Financial Officer	March 26, 2007
Francis M. Rowan	(principal financial and accounting officer)
/s/ Joyce F. Brown	Director	March 26, 2007
Joyce F. Brown
/s/ Peter P. Copses	Director	March 26, 2007
Peter P. Copses
/s/ Michael A. Gatto	Director	March 26, 2007
Michael A. Gatto
/s/ George G. Golleher	Director	March 26, 2007
George G. Golleher
/s/ Damian J. Giangiacomo	Director	March 26, 2007
Damian J. Giangiacomo
/s/ Andrew S. Jhawar	Director	March 26, 2007
Andrew S. Jhawar
/s/ Lee S. Neibart	Director	March 26, 2007
Lee S. Neibart
/s/ Brian H. Pall	Director	March 26, 2007
Brian H. Pall