Form 10-Q
period 2007-03-31
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2007-05-15
CIK 1366913, 1366909, 1023052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes    ☐    No    ☒

As of April 30, 2007, there were 13,013,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding.

INDEX

		Page No.

Explanatory Note and Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (Unaudited) for the thirteen weeks ended March 31, 2007 (Successor Entity); the period February 14, 2006 to April 1, 2006 (Successor Entity); and the period January 1, 2006 to February 13, 2006 (Predecessor Entity)	4

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2007 (Successor Entity); December 30, 2006 (Successor Entity); and April 1, 2006 (Successor Entity)(Restated)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the thirteen weeks ended March 31, 2007 (Successor Entity); the period February 14, 2006 to April 1, 2006 (Successor Entity)(Restated); and the period January 1, 2006 to February 13, 2006 (Predecessor Entity)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

	Signatures	42

EXPLANATORY NOTE

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company. On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”). The Merger was financed in part by the issuance of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc. The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.). This report also contains the condensed consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and its subsidiaries, for the period January 1, 2006 to February 13, 2006. The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries. The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 14) because management has determined that the differences in such financial statements are minor. Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, the Company’s predecessor entity and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Thirteen Weeks Ended March 31, 2007	February 14, 2006 to April 1, 2006	January 1, 2006 to February 13, 2006
	(Successor Entity)	(Successor Entity)	(Predecessor Entity)

Net sales	$571,560	$307,845	$284,971
Cost of sales, including buying and distribution costs	358,076	189,068	180,675

Gross profit	213,484	118,777	104,296
Selling, general and administrative expenses	282,936	137,560	175,424

Operating loss	(69,452)	(18,783)	(71,128)

Interest income	(155)	(86)	(668)
Interest expense	24,162	9,987	—

Interest expense (income), net	24,007	9,901	(668)

Other (income) expense, net	(873)	201	(1,286)

Loss before benefit for income taxes	(92,586)	(28,885)	(69,174)
Benefit for income taxes	(34,412)	(11,313)	(21,270)

Net loss	$(58,174)	$(17,572)	$(47,904)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)(Unaudited)

	Successor Entity
	March 31, 2007	December 30, 2006	April 1, 2006
			(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,565	$12,526	$15,033
Accounts receivable	35,538	37,063	42,646
Inventories	829,558	793,002	827,779
Prepaid expenses and other current assets	17,191	15,308	66,676
Current deferred taxes	16,093	16,815	1,258

Total current assets	906,945	874,714	953,392
Property and equipment, net of accumulated depreciation of $130,728, $100,616 and $13,861 at March 31, 2007, December 30, 2006 and April 1, 2006, respectively	509,740	530,829	601,805
Identifiable intangible assets, net	148,152	150,044	159,979
Goodwill	270,134	267,830	265,814
Deferred financing costs and other noncurrent assets	42,147	34,517	36,089

Total assets	$1,877,118	$1,857,934	$2,017,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$191,916	$204,760	$210,423
Accrued expenses and other current liabilities	206,132	241,911	214,392
Current deferred taxes	—	—	3,880
Short-term borrowings	—	—	81,537

Total current liabilities	398,048	446,671	510,232
Senior secured notes and other long-term debt	844,640	689,876	652,123
Noncurrent deferred income taxes	98,127	125,977	181,916
Other long-term liabilities	47,916	50,667	42,624

Total liabilities	1,388,731	1,313,191	1,386,895

Shareholders’ equity:
Common stock of Successor Entity, $0.01 par value; 15,000,000 shares authorized; 13,013,000 shares issued and outstanding at March 31, 2007 and December 30, 2006; 13,000,000 shares issued and outstanding at April 1, 2006	131	131	130
Additional paid-in capital	652,968	652,395	648,192
Retained deficit	(164,707)	(106,533)	(17,572)
Accumulated other comprehensive loss	(5)	(1,250)	(566)

Total shareholders’ equity	488,387	544,743	630,184

Total liabilities and shareholders’ equity	$1,877,118	$1,857,934	$2,017,079

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor Entity		Predecessor Entity
	Thirteen Weeks Ended March 31, 2007	February 14, 2006 to April 1, 2006	January 1, 2006 to February 13, 2006
		(Restated)
Cash flows from operating activities:
Net loss	$(58,174)	$(17,572)	$(47,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,916	15,022	12,642
Deferred income taxes	(35,325)	(6,968)	(6,725)
Share-based compensation	572	709	12,484
Amortization of deferred financing charges	2,809	630	43
Loss on disposals of property and equipment	16	73	—
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	1,551	3,157	(2,240)
Increase in inventories	(35,908)	(8,711)	(31,886)
Increase in prepaid expenses and other current assets	(1,786)	(37,104)	(12,153)
Decrease in identifiable intangible assets and other noncurrent assets	33	508	9,580
(Decrease) increase in accounts payable	(13,162)	(21,416)	12,010
Decrease in accrued expenses and other liabilities	(39,673)	(18,944)	(7,807)

Net cash used in operating activities	(147,131)	(90,616)	(61,956)

Cash flows from investing activities:
Acquisition of the Predecessor Entity, net of cash acquired(1)	—	(1,205,502)	—
Additions to property and equipment	(11,587)	(11,072)	(10,956)

Net cash used in investing activities	(11,587)	(1,216,574)	(10,956)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	—	650,000	—
Issuance of floating rate notes	—	650,000	—
Financing and direct acquisition costs	(56)	(59,254)	—
Federal tax benefit from common stock issued under stock incentive plans	—	—	4,298
Net increase in borrowings under revolving credit facility	154,780	81,556	—
Decrease in treasury stock	—	—	674
Payments on mortgage note	(15)	(5)	(10)

Net cash provided by financing activities	154,709	1,322,297	4,962

Effect of exchange rate changes on cash and cash equivalents	48	(74)	125
Net (decrease) increase in cash and cash equivalents	(3,961)	15,033	(67,825)
Cash and cash equivalents at beginning of period	12,526	—	158,158

Cash and cash equivalents at end of period	$8,565	$15,033	$90,333

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$21,096	$47	$135
Income taxes
Income taxes paid	$6,779	$22,090	$57
Income tax refunds	$773	$—	$—

Non-cash transactions:
Increase (decrease) in goodwill due to purchase accounting adjustments, net	$2,304	$(171)	$—
Decrease in accrued additions to property and equipment	$3,093	$2,501	$3,180

(1)          In connection with the Merger, net cash settlements of approximately $20.0 million and $4.4 million for stock options and restricted stock units, respectively, are included in “Acquisition of the Predecessor Entity, net of cash acquired.”

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company. On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”). The acquisition and related financings are referred to collectively as the “Transactions” and are discussed in more detail in Note 3 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. As a result of the consummation of the Transactions, a new entity (the “Successor” or “Successor Entity”) was formed for financial accounting purposes with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries. The condensed consolidated financial statements as of March 31, 2007 and April 1, 2006, for the thirteen weeks ended March 31, 2007 and for the period February 14, 2006 to April 1, 2006 show the financial position and results of operations and cash flows of the Successor Entity, Linens Holding Co. and Subsidiaries. The condensed consolidated financial statements for the period January 1, 2006 to February 13, 2006 show the results of operations and cash flows of Linens ’n Things, Inc. and Subsidiaries (the “Predecessor” or “Predecessor Entity”).

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements for the Successor Entity and Predecessor Entity include all normal and recurring adjustments that are considered necessary to present fairly the financial position and the results of operations and cash flows for the respective periods presented. As a result of the consummation of the Transactions, the condensed consolidated financial statements for the periods after February 13, 2006 are presented on a different basis than that for the periods before February 14, 2006 as a result of the application of purchase accounting as of February 14, 2006 and, therefore, are not comparable.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2006 included in the Company’s 2006 Annual Report on Form 10-K available from the Securities and Exchange Commission (“SEC”) or through the Company’s website at lnt.com posted on March 27, 2007 under SEC Filings. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries. The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 14) because management has determined that the differences in such financial statements are minor.

The Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) effective the beginning of the 52-week period ended December 30, 2006, which is more fully described in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Summary of Significant Accounting Policies – Adoption of Staff Accounting Bulletin No. 108.” In accordance with the requirements of SAB No. 108, the Company has restated certain balances at April 1, 2006 in the accompanying condensed consolidated balance sheet for its SAB No. 108 adjustment to its net deferred income tax liability.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The cumulative effect of the adjustment above to certain accounts on the balance sheet at April 1, 2006 is as follows (in thousands):

	Increase (Decrease) to Amount Previously Reported
Balance Sheet Account Adjusted	Assets	Liabilities and Shareholders’ Equity
Goodwill	$(11,450)	$—
Noncurrent deferred income taxes	—	(10,371)
Current deferred income taxes	1,079	—

Total	$(10,371)	$(10,371)

The SAB No. 108 adjustment did not impact results of operations and cash flows for any of the periods presented.

Certain other prior period amounts have been reclassified to conform to the current period’s presentation. Additionally, the Company corrected its reporting of cash flows for the period February 14, 2006 to April 1, 2006. Additions to property and equipment on the condensed consolidated statements of cash flows was adjusted to exclude accrued additions. This correction increased additions to property and equipment with an offsetting reduction to net cash used in operating activities by $2.5 million for the period February 14, 2006 to April 1, 2006. Financing and direct acquisition costs was adjusted to include cash outlays for these costs that were previously reported as a use of cash included in accrued expenses and other liabilities. This correction decreased net cash provided by financing activities with an offsetting reduction to net cash used in operating activities by approximately $39.4 million for the period February 14, 2006 to April 1, 2006.

2. Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (Revised 2004)”), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method. SFAS No. 123 (Revised 2004) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Share-based Compensation Plans—Predecessor Entity

Prior to the completion of the Merger, the Company granted stock options and restricted stock units for a fixed number of shares to employees and directors under share-based compensation plans, which are more fully described in Note 13 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Share-based Compensation Plans—Predecessor Entity.” The exercise prices of the stock options were equal to the fair market value of the underlying shares at the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value was recognized as expense over the vesting period of the award adjusted for actual forfeitures.

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

As of January 1, 2006, there was approximately $9.3 million and $3.2 million of total unrecognized compensation cost related to stock option grants and restricted stock unit awards, respectively, under the share-based compensation plans. The consummation of the Merger accelerated the recognition of compensation cost and, accordingly, all of this cost was included in selling, general and administrative expense in the condensed consolidated statements of operations for the period January 1, 2006 to February 13, 2006.

Share-based Compensation Plans—Successor Entity

On February 14, 2006, the board of directors (the “Board”) and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”). The Plan provides employees or directors of the Company or its subsidiaries who are in a position to contribute to the long-term success of these entities, with options to acquire shares in the Company to aid in attracting, retaining and motivating persons of outstanding ability. The Plan was amended in March 2006 to increase the number of shares of common stock, par value $0.01 per share, of Linens Holding Co. (the “Common Stock”) available for issuance under the Plan to 1,157,298 shares.

As of March 31, 2007, a total of 812,946 stock options were outstanding.

Stock options granted under the Plan to each optionee are equally divided between a “Time Option” and a “Performance Option,” as those terms are defined in the standard form of option grant letter. The stock options have an exercise price of $50.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options become vested and exercisable in four equal installments on either (1) each of February 14, 2007, February 14, 2008, February 14, 2009, and February 14, 2010 with respect to options initially granted March 27, 2006 or (2) on each of the first four anniversaries of the date of grant for all other options. With respect to Performance Options and as provided for and defined in the standard form of grant letter, the stock options become vested and exercisable in two equal installments from a measurement date if, on such measurement date, the value per share equals or exceeds a target stock price.

The following is a summary of share-based option activity for the thirteen weeks ended March 31, 2007:

Successor Entity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at December 30, 2006	839,946	$50.00
Options granted	47,000	50.00
Exercised	—	—
Canceled	(74,000)	50.00

Outstanding at March 31, 2007	812,946	$50.00	6.09

Exercisable at March 31, 2007	168,598	$50.00	6.04

There are no provisions in the Plan for the issuance of restricted stock units.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The weighted-average grant date fair value of options granted during the thirteen week period ended March 31, 2007 was $17.10. The weighted-average grant date fair value of options granted during the period February 14, 2006 to April 1, 2006 (Successor Entity) was $17.43.

There were no stock option exercises during the thirteen weeks ended March 31, 2007 and the period February 14, 2006 to April 1, 2006 (Successor Entity).

The following is a summary of the activity for nonvested stock option grants as of March 31, 2007 and the changes for the thirteen weeks then ended:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at December 30, 2006	736,946	$17.41
Grants	47,000	$17.10
Vested	(66,535)	$17.47
Canceled	(73,063)	$17.47

Nonvested at March 31, 2007	644,348	$17.37

(1)          Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

The total fair value of stock options vested during the thirteen weeks ended March 31, 2007 was approximately $1.2 million. The total fair value of stock options vested during the period February 14, 2006 to April 1, 2006 (Successor Entity) was approximately $0.7 million.

As of March 31, 2007, there was approximately $8.7 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.7 years. The compensation cost that has been charged against income for stock option grants was approximately $0.6 million and $0.7 million for the thirteen weeks ended March 31, 2007 and for the period February 14, 2006 to April 1, 2006 (Successor Entity), respectively, and was included in selling, general and administrative expense in the condensed consolidated statements of operations.

Prior to the adoption of SFAS 123 (Revised 2004) the Company used the Black-Scholes option-pricing model for estimating the fair value for all options granted. Beginning in the first quarter of 2006, the Company used the Monte Carlo simulation option-pricing model for estimating the fair value of Performance Options and the Black-Scholes option-pricing model for Time Options. This change was made in order to provide a better estimate of fair value. The Monte Carlo option-pricing model is particularly useful in the valuation of options with complicated features that make them difficult to value through a straight-forward Black-Scholes-style computation.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Presented below is a comparative summary of valuation assumptions for grants issued in each of the indicated periods:

Valuation Assumptions:	Thirteen Weeks Ended March 31, 2007 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)		February 14 to April 1, 2006 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)		January 1 to February 13, 2006 (Black-Scholes) (Predecessor Entity)
Weighted-average calculated value of options granted	$17.10		$17.43		No Grants
Expected volatility	N/A	(1)	N/A	(1)	No Grants
Weighted-average volatility	37.6	%(1)	38.3	%(1)	No Grants
Weighted-average expected term (in years)	3.2		3.8		No Grants
Dividend yield	—		—		No Grants
Risk-free interest rate	4.8% - 4.9%		4.7% - 4.8%		No Grants
Weighted-average risk-free interest rate	4.9%		4.7%		No Grants
Weighted average expected annual forfeiture	2.0%		4.4%		No Grants

(1)        The Company used the average of the historical volatility of each of the component companies included in the Standard & Poors Specialty Retail Index as a substitute for expected volatility.

It is not possible for the Company, a non-public entity, to use Company-specific volatility in determining a reasonable estimate of fair value of options granted.  Accordingly, the Company is required to use an alternative measurement method.  Under the alternative measurement method, a nonpublic entity uses a calculated volatility, determined by applying the historical volatility of an appropriate index of public entities, as an input to the valuation models.  The Company used the Standard & Poor’s Specialty Retail Index for a period approximating the expected term as this index most closely approximates the Company’s applicable operating industry.  Expected term of share options granted represents the period of time that the option grants are expected to be outstanding.  The Company is not expected to pay dividends and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

Share-based employee compensation expense included in net loss in the condensed consolidated statements of operations, net of related tax effects, is detailed as follows:

	Successor Entity		Predecessor Entity
(In thousands)	Thirteen Weeks Ended March 31, 2007	February 14, 2006 to April 1, 2006	January 1, 2006 to February 13, 2006
Compensation expense:
Stock option grants	$572	$709	$9,305
Restricted stock units	—	—	3,179
	572	709	12,484

Benefit for income taxes:
Stock option grants	(213)	(278)	(2,861)
Restricted stock units	—	—	(978)
	(213)	(278)	(3,839)

Share-based employee compensation expense, net of related tax effects	$359	$431	$8,645

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

3. Comprehensive Loss

Comprehensive loss for the thirteen weeks ended March 31, 2007, the period February 14, 2006 to April 1, 2006 and the period January 1, 2006 to February 13, 2006 is as follows:

	Successor Entity		Predecessor Entity
(In thousands)	Thirteen Weeks Ended March 31, 2007	February 14, 2006 to April 1, 2006	January 1, 2006 to February 13, 2006
Net loss	$(58,174)	$(17,572)	$(47,904)

Other comprehensive income (loss)
Foreign currency translation adjustment	734	(566)	253
Unrealized loss on hedge arrangements(1)	(33)	—	—
Unrealized foreign currency exchange gain	544	—	—
Comprehensive loss	$(56,929)	$(18,138)	$(47,651)

(1)      On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 10 to the unaudited condensed consolidated financial statements for disclosures regarding these derivatives).

4. Restructuring and Asset Impairment Charge

In fiscal 2001, the Predecessor committed to a strategic initiative designed to improve store performance and profitability which called for the closing of certain under-performing stores.  In connection with this initiative, the Predecessor recorded a pre-tax restructuring and asset impairment charge in fiscal 2001 of $37.8 million ($23.7 million after-tax).  All of the stores included in the reserve at March 31, 2007 are closed.   The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluates reopening stores previously closed.  Certain components of the restructuring charge were based on estimates and may be subject to change in the future.

The restructuring reserve balance was approximately $3.1 million, $3.6 million and $4.2 million at March 31, 2007, December 30, 2006 and April 1, 2006 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.  The $0.5 million reduction in the reserve during the thirteen weeks ended March 31, 2007 primarily consists of payments for lease commitments.  Other activity in the reserve includes the reversal of estimated lease commitment costs of approximately $0.1 million which were not needed, offset by an increase to lease commitment costs of approximately $0.1 million due to changes in estimates based on current negotiations.  This change in the restructuring reserve resulting from changes in estimates is recorded in other (income) expense, net in the condensed consolidated statements of operations.

5. Identifiable Intangible Assets (Including Goodwill)

The acquisition of Linens ’n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  Independent third-party appraisers were engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired.  The excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.  The Company does not believe its estimate of certain contingencies will materially modify the purchase price allocation.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Goodwill

After the application of purchase accounting, the Company recorded an initial preliminary balance to goodwill at February 14, 2006 for approximately $277.4 million.  The following table presents an analysis of the change in goodwill subsequent to the preliminary allocation through March 31, 2007:

Successor Entity
(in thousands)	Amount

Initial preliminary balance at February 14, 2006	$277,435
SAB 108 adjustment (see Note 1 to the unaudited condensed consolidated financial statements)	(11,450)

Balance at February 14, 2006	265,985
Other – foreign currency translation	(171)

Balance at April 1, 2006 (restated)	265,814
Pre-existing tax adjustments	1,885
Pre-existing book adjustments, net	(618)
Book adjustment for returned deposit on building purchase option assigned	722
Other – foreign currency translation	27

Balance at December 30, 2006	267,830
Pre-existing tax adjustments	12,635
Pre-existing book adjustment	(10,500)
Other – foreign currency translation	169

Balance at March 31, 2007	$270,134

Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

	Successor Entity
(in thousands)	March 31, 2007	December 30, 2006	April 1, 2006

Intangible assets subject to amortization:
Credit card customer relationships	$10,137	$10,129	$10,136
Customer list	406	406	406
Favorable leases	23,865	23,852	27,788

	34,408	34,387	38,330
Less: accumulated amortization	(8,944)	(7,031)	(1,039)

Total intangible assets subject to amortization	25,464	27,356	37,291
Total indefinite-lived trademarks	122,688	122,688	122,688

Total identifiable intangible assets	$148,152	$150,044	$159,979

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 5 years.  For the thirteen weeks ended March 31, 2007, the period February 14, 2006 to April 1, 2006 and the period January 1, 2006 to February 13, 2006, amortization expense of $1.9 million, $1.1 million and $0.02 million, respectively, was recorded by the Company and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2007 (April 1, 2007 to December 29, 2007)	$5,529
2008	6,489
2009	3,127
2010	2,407
2011	2,034
2012 and thereafter	5,878

Total	$25,464

6. Guarantees

The Company has assigned property at a retail location in which the Company guarantees the payment of rent over the specified lease term in the event of non-performance.  As of March 31, 2007, the maximum potential amount of future payments the Company could be required to make under such guarantee is approximately $0.5 million.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities includes amounts due customers principally for gift card, customer rebate and sales return liabilities of $51.4 million, $55.3 million and $41.3 million as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively.  Income from gift cards that are not expected to be redeemed is recorded in other (income) expense, net in the condensed consolidated statements of operations.  Such amounts recognized for the thirteen weeks ended March 31, 2007, the period February 14, 2006 to April 1, 2006 and the period January 1, 2006 to February 13, 2006 were approximately $1.0 million, $0.6 million and $0.5 million, respectively.

8. Senior Secured Notes, Asset-based Revolving Credit Facility and Other Long-Term Debt

Senior secured notes, asset-based revolving credit facility and other long-term debt consists of the following:

	Successor Entity
(in thousands)	March 31, 2007	December 30, 2006	April 1, 2006

Senior secured floating rate notes due 2014	$650,000	$650,000	$650,000
Asset-based revolving credit facility	192,580	37,800	—
Mortgage note payable	2,060	2,076	2,123

	$844,640	$689,876	$652,123

Senior Secured Floating Rate Notes Due 2014

Senior secured floating rate notes due 2014 consist of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of March 31, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 10 to the unaudited condensed consolidated financial statements).

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Deferred financing costs of approximately $31 million relating to the Notes are being amortized over eight years using the effective interest method.

The Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company and by certain of the Company’s domestic subsidiaries other than the Issuers (collectively, the “Note Guarantors”), and are secured by first-priority liens on all of the Company’s and Note Guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain subsidiaries and by second-priority liens on the Issuers’ and the Note Guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.  The lien on capital stock may be released under certain circumstances.  As a result of the filing and effectiveness of a registration statement on Form S-4 with the SEC with respect to the Notes, the Issuers and the Note Guarantors became subject to applicable SEC rules with respect to information required to be included in the prospectus in the registration statement.  To the extent that the securities of any Issuer or Note Guarantor constitute collateral for the Notes and the value of the securities equals or exceeds 20% of the principal amount, or $130.0 million of the Notes, separate financial statements of the Issuer or Note Guarantor would be required under these SEC rules to be included in the Company’s SEC filings.  The indenture that governs the Notes provides, however, with respect to any direct or indirect subsidiary of Linens ‘n Things, Inc., that the securities of the subsidiary are released from the lien on capital stock on the date that the lien triggers this separate financial statement requirement.  Accordingly, for any subsidiary with securities that equal or exceed the 20% threshold, the lien on the capital stock securing the Notes has been released with respect to those securities.  The lien on the capital stock of Linens ‘n Things, Inc. remains in place.

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

Senior Secured Asset-based Revolving Credit Facility

In February 2006, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third-party institutional lenders, which expires February 14, 2011. The Credit Facility provides senior secured financing of up to $600.0 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250.0 million senior revolving credit facility amended November 2004, which allowed for up to $50.0 million in borrowings from additional lines of credit outside the agreement, including CAD $40.0 million covering the Company’s Canadian operations (the “2004 Credit Agreement”).  The Company incurred deferred financing costs of approximately $17 million related to the Credit Facility, which are being amortized over five years on a straight-line basis.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $75.0 million and also contains certain restrictive covenants including the Company’s ability to pay dividends and certain customary affirmative covenants and events of default.  During the thirteen weeks ended March 31, 2007, the Company always maintained excess availability above $75.0 million.

As of March 31, 2007, the Issuers had (i) $192.6 million in borrowings outstanding under the Credit Facility at an average interest rate of 6.9%; (ii) $73.1 million of letters of credit outstanding issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iii) $254.1 million of additional availability under the Credit Facility.

At various times during (1) the thirteen weeks ended March 31, 2007 and the period February 14, 2006 to April 1, 2006 and (2) the period January 1, 2006 to February 13, 2006, the Company borrowed against its Credit Facility and the 2004 Credit Agreement,

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d respectively, for working capital needs.  The Company is not obligated under any formal or informal compensating balance requirements.

Mortgage Note Payable

Mortgage note payable represents an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores.  Under the mortgage note terms, the Company is required to make 96 equal payments of principal and interest, with a final principal payment of approximately $1.6 million in August 2012.

9. Income Taxes (Including the Adoption of FIN No. 48)

Adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

The Company is subject to tax in the United States and in various states and foreign jurisdictions.  The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  With few exceptions, the Company is no longer subject to U.S. Federal, state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before 2004.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 through 2006, inclusive, in the first quarter of 2007.  Based on its work to date, the IRS has not proposed any adjustments to any of the Company’s tax positions.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), was issued in July 2006 and interprets FASB SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company, in its opening balance sheet for 2007, is required to reflect, as cumulative adjustments to the Company’s retained earnings, the impact of FIN No. 48 on its income tax accruals for all prior years subject to adjustment by federal, state, local and foreign taxing authorities (open years).  The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date.  The Company has determined that no adjustment to shareholders’ equity is required as a result of applying FIN No. 48.  The Company expects no material change for the next twelve months as a result of adopting FIN No. 48.  The Company will continue its policy of classifying interest on tax liabilities as part of the provision for income taxes.  The Company does not anticipate any significant payments with respect to any tax assessments within the next twelve months.

The Company adopted the provisions of FIN No. 48 on December 31, 2006.  As a result of the implementation of FIN No. 48, the Company recognized no change with respect to any unrealized tax benefits and therefore made no change to the December 31, 2006 opening retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Beginning balance at December 31, 2006 (date of adoption)	$8,702
Additions for current year tax positions	76
Additions for prior year tax positions	71
Additions due to purchase accounting	3,609
Reductions for prior year tax positions	—
Settlements	—

Ending balance at March 31, 2007	$12,458

Included in the ending balance at March 31, 2007 are approximately $12.5 million of tax positions for which the ultimate deductibility is highly certain but for which uncertainty exists as to the timing of such deductions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.  At March 31, 2007 and December 31, 2006 (the date of adoption), accrued interest and penalties amounted to approximately $1.1 million and $0.9 million,  respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.  The Company recorded approximately $0.2 million of interest and penalties during the thirteen weeks ended March 31, 2007 which is included in benefit for income taxes in the condensed consolidated statements of operations.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Other Income Taxes

During the thirteen weeks ended March 31, 2007, the Company recorded an income tax benefit of approximately $34.4 million at an effective tax benefit rate of 37.2%.  The Federal statutory rate of 35.0% is lower than the effective tax benefit rate primarily due to state tax benefits.

At March 31, 2007, the Company has approximately $66.7 million of federal net operating loss carryforwards after carryback which expire in 2026 and approximately $200.0 million of state net operating loss carryforwards expiring at various dates between 2007 and 2022.

In assessing the realizability of deferred tax assets included in the condensed consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of existing valuation allowances.

10. Derivative Financial Instruments

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

The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in accumulated other comprehensive loss on the condensed consolidated balance sheets, to the extent that hedges are effective.  For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the condensed consolidated statements of operations.

The Company may at its discretion terminate or de-designate any such hedging instrument agreements prior to maturity.  At that time, any gains or losses previously reported in accumulated other comprehensive loss on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt.  If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive loss at the time of termination of the debt would be recognized in the condensed consolidated statements of operations at that time.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The Collar Agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the Collar Agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the Collar Agreement are matched exactly to those of the Notes.  The Collar Agreement has an ultimate maturity of January 15, 2008.  To the extent that the three-month LIBOR rate is below the Collar Agreement floor, payment is due from the Company to the counterparty for the difference.  To the extent the three-month LIBOR rate is above the Collar Agreement cap, the Company is entitled to receive the difference from the counterparty.  At the inception of the Collar Agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At March 31, 2007, the notional amount of debt related to the Collar Agreement was $650.0 million and the fair value of the Collar Agreement was approximately a $0.08 million liability.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008.  The Cap Agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Such payments represent the difference between the LIBOR rate stated above in the Cap Agreement and those in effect on a LIBOR-based borrowing arrangement for the given reset period.  Payment and reset dates under the Cap Agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The Cap Agreement has an ultimate maturity of January 15, 2009.  The Issuers paid a premium of $0.7 million to purchase the Cap Agreement.  The Cap Agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At March 31, 2007, the notional amount of debt related to the Cap Agreement was $650.0 million and the fair value of the instrument was approximately a $0.04 million asset.

The Company has determined that the Collar Agreement and the Cap Agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  As such, changes in the fair value of the Collar Agreement and the Cap Agreement have been recorded in accumulated other comprehensive loss on the condensed consolidated balances sheets.  During the thirteen weeks ended March 31, 2007, the Company has recorded a loss of approximately $0.03 million in accumulated other comprehensive loss related to these changes in fair value.  The Collar Agreement and the Cap Agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

11. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments.  Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date.  The Company is currently assessing the effect SFAS No. 159 may have, if any, on its consolidated financial statements when it becomes effective as of the beginning of fiscal 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires, among other items, recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability, respectively, in the balance sheet, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of changes in funded status of defined benefit postretirement plans in the year in which the changes occur in other comprehensive income.  SFAS No. 158  is effective as of the end of the fiscal year ending after June 15, 2007 and early application is encouraged.  The adoption of SFAS No. 158 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s financial statements and related financial statement disclosures.  SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  At December 31, 2006, the Company recorded an adjustment under SAB No. 108 (see Note 1 to the unaudited condensed consolidated financial statements).

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 includes sales, use, value-added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and a customer.  EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes included in revenues if such taxes are accounted for under the gross method.  EITF 06-3 became effective for both interim and annual periods beginning in fiscal year 2007.  EITF 06-3 did not impact the Company’s method for recording these applicable assessed taxes because the Company has historically presented sales excluding such taxes, that is “net” presentation.

12. Related Party Transactions

Management Services Agreement

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC (each of whom is an affiliate of the Company).  Under this management services agreement, the Sponsors agreed to provide to the Company certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2.0 million per year.  Under this management services agreement, Apollo Management V, L.P. also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account Apollo Management V, L.P.’s expertise and relationships within the business and financial community.  Under this management services agreement, the Company also agreed to provide customary indemnification.  In addition, the Company paid a transaction fee of $15.0 million in the aggregate (plus reimbursement of expenses) to the Sponsors for financial advisory services rendered in connection with the Merger.  30% of this fee, or $4.5 million, was included as part of the purchase price and the remaining 70%, or $10.5 million, has been included in deferred financing costs.  These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger.

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

13. Subsequent Event

The Company has obtained a commitment from the U.S. administrative agent under the Credit Facility, UBS AG, and its affiliates (“UBS”) for a $100.0 million increase in the Credit Facility, which will increase the maximum availability (subject to having a sufficient borrowing base) from $600.0 million to $700.0 million.  Under the terms of the Credit Facility, this increase must be offered to all lenders participating in the Credit Facility.  Because of the UBS commitment, the full amount of the $100.0 million increase will be available even if other lenders elect not to increase their portion of the Credit Facility by the full amount of their pro rata share of the increase.  The Company expects this process to be completed and the Credit Facility increase to be effective before the end of the second quarter of 2007.

14. Supplemental Condensed Consolidating Financial Information

On February 14, 2006 Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Issuers”), issued $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company, and by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s new asset-based revolving credit facility except for its Canadian subsidiaries.  The Company’s Canadian subsidiaries (the “Non-Guarantors”) are not guarantors of the Notes.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The following tables present the supplemental condensed consolidating financial information for the Company (Parent), the Co-Issuers, the Guarantors (excluding the Company which is also a Guarantor but is separately presented) and the Non-Guarantors, together with eliminations, as of and for the periods indicated.  The Company has not presented separate financial statements and other disclosures concerning the Co-Issuers, Guarantors and Non-Guarantors because management has determined that such information is not meaningful to investors.  The accounting policies for Parent, Co-Issuers, Guarantors, and Non-Guarantors are the same as those more fully described in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Summary of Significant Accounting Policies”.  The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Co-Issuers, Guarantors and Non-Guarantors operated as independent entities.

The information at March 31, 2007, December 30, 2006 and April 1, 2006 and for the thirteen weeks ended March 31, 2007 and the period February 14, 2006 to April 1, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity.  The information for the period January 1, 2006 to February 13, 2006 presents the results of operations and cash flows of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Week Period Ended March 31, 2007

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$13,816	$514,691	$43,053	$—	$571,560
Cost of sales, including buying and distribution costs	0	8,454	328,606	21,016	0	358,076

Gross profit	0	5,362	186,085	22,037	0	213,484
Selling, general and administrative expenses	0	5,130	257,608	20,198	0	282,936

Operating profit (loss)	0	232	(71,523)	1,839	0	(69,452)

Interest income	0	(16,306)	(257)	(147)	16,555	(155)
Interest expense	0	24,359	16,050	308	(16,555)	24,162

Interest expense, net	0	8,053	15,793	161	0	24,007

Other expense (income), net	0	260	(997)	(136)	0	(873)

(Loss) income before income taxes	0	(8,081)	(86,319)	1,814	0	(92,586)

(Benefit) provision for income taxes	0	(2,949)	(32,098)	635	0	(34,412)

Net (loss) income	$—	$(5,132)	$(54,221)	$1,179	$—	$(58,174)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period February 14, 2006 - April 1, 2006

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$8,160	$280,656	$19,029	$—	$307,845
Cost of sales, including buying and distribution costs	0	4,700	175,213	9,155	0	189,068

Gross profit	0	3,460	105,443	9,874	0	118,777
Selling, general and administrative expenses	0	2,772	124,296	10,492	0	137,560

Operating profit (loss)	0	688	(18,853)	(618)	0	(18,783)

Interest income	0	(17,414)	(81)	(21)	17,430	(86)
Interest expense	0	10,014	17,148	255	(17,430)	9,987

Interest (income) expense, net	0	(7,400)	17,067	234	0	9,901

Other expense (income), net	0	449	(422)	174	0	201

Income (loss) before income taxes	0	7,639	(35,498)	(1,026)	0	(28,885)

Provision (benefit) for income taxes	0	3,009	(13,982)	(340)	0	(11,313)

Net income (loss)	$—	$4,630	$(21,516)	$(686)	$—	$(17,572)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period January 1, 2006 - February 13, 2006

(In Thousands) (Unaudited)

			Non-
	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$7,684	$259,826	$17,461	$—	$284,971
Cost of sales, including buying and distribution costs	4,749	165,927	9,999	0	180,675

Gross profit	2,935	93,899	7,462	0	104,296
Selling, general and administrative expenses	2,571	164,013	8,840	0	175,424

Operating profit (loss)	364	(70,114)	(1,378)	0	(71,128)

Interest income	(2,374)	(139)	(14)	1,859	(668)
Interest expense	0	1,730	129	(1,859)	0

Interest (income) expense, net	(2,374)	1,591	115	0	(668)

Other income, net	(452)	(502)	(332)	0	(1,286)

Income (loss) before income taxes	3,190	(71,203)	(1,161)	0	(69,174)

Provision (benefit) for income taxes	976	(21,822)	(424)	0	(21,270)

Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2007

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$750	$5,931	$1,884	$—	$8,565
Accounts receivable	0	397	32,316	2,825	0	35,538
Inventories	0	14,927	757,048	57,583	0	829,558
Prepaid expenses and other current assets	0	291	16,024	876	0	17,191
Current deferred taxes	0	223	15,614	256	0	16,093
Total current assets	0	16,588	826,933	63,424	0	906,945

Property and equipment, net	0	10,167	455,265	44,308	0	509,740
Identifiable intangible assets, net	0	695	145,879	1,578	0	148,152
Goodwill	0	11,254	242,537	16,343	0	270,134
Intercompany receivables	0	0	628,252	13,607	(641,859)	0
Intercompany notes receivable	0	1,177,244	0	23,561	(1,200,805)	0
Investment in subsidiaries	488,387	749,944	0	0	(1,238,331)	0
Deferred financing costs and other noncurrent assets	0	41,471	655	21	0	42,147

Total assets	$488,387	$2,007,363	$2,299,521	$162,842	$(3,080,995)	$1,877,118

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$—	$—	$163,920	$27,996	$—	$191,916
Accrued expenses and other current liabilities	0	32,902	164,176	9,054	0	206,132
Total current liabilities	0	32,902	328,096	37,050	0	398,048

Intercompany payable	0	641,859	0	0	(641,859)	0
Intercompany notes payable	0	0	1,153,800	47,005	(1,200,805)	0
Senior secured notes and other long-term debt	0	842,580	2,060	0	0	844,640
Noncurrent deferred income taxes	0	759	91,847	5,521	0	98,127
Other long-term liabilities	0	876	43,354	3,686	0	47,916

Total liabilities	0	1,518,976	1,619,157	93,262	(1,842,664)	1,388,731

Total shareholders’ equity	488,387	488,387	680,364	69,580	(1,238,331)	488,387

Total liabilities and shareholders’ equity	$488,387	$2,007,363	$2,299,521	$162,842	$(3,080,995)	$1,877,118

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,087	$10,218	$1,221	$—	$12,526
Accounts receivable	0	435	33,083	3,545	0	37,063
Inventories	0	14,822	728,503	49,677	0	793,002
Prepaid expenses and other current assets	0	141	14,662	505	0	15,308
Current deferred taxes	0	16,561	0	254	0	16,815
Total current assets	0	33,046	786,466	55,202	0	874,714

Property and equipment, net	0	10,154	477,390	43,285	0	530,829
Identifiable intangible assets, net	0	731	147,650	1,663	0	150,044
Goodwill	0	7,357	244,485	15,988	0	267,830
Intercompany receivables	0	0	774,784	22,986	(797,770)	0
Intercompany notes receivable	0	1,176,998	0	23,314	(1,200,312)	0
Investment in subsidiaries	544,742	802,241	0	0	(1,346,983)	0
Deferred financing costs and other noncurrent assets	0	33,813	687	17	0	34,517

Total assets	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$—	$—	$181,159	$23,601	$—	$204,760
Accrued expenses and other current liabilities	0	38,466	186,994	16,451	0	241,911
Total current liabilities	0	38,466	368,153	40,052	0	446,671

Intercompany payable	0	797,770	0	0	(797,770)	0
Intercompany notes payable	0	0	1,153,800	46,513	(1,200,313)	0
Senior secured notes and other long-term debt	0	687,800	2,076	0	0	689,876
Noncurrent deferred income taxes	0	(5,343)	125,894	5,426	0	125,977
Other long-term liabilities	0	905	46,953	2,809	0	50,667
Total liabilities	0	1,519,598	1,696,876	94,800	(1,998,083)	1,313,191

Total shareholders’ equity	544,742	544,742	734,586	67,655	(1,346,982)	544,743

Total liabilities and shareholders’ equity	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

April 1, 2006

(In Thousands) (Unaudited) (Restated)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$660	$7,682	$6,691	$—	$15,033
Accounts receivable	0	517	39,303	2,826	0	42,646
Inventories	0	15,052	762,621	50,106	0	827,779
Prepaid expenses and other current assets	0	31,541	31,814	3,321	0	66,676
Current deferred taxes	0	0	1,079	179	0	1,258
Total current assets	0	47,770	842,499	63,123	0	953,392

Property and equipment, net	0	9,749	550,385	41,671	0	601,805
Identifiable intangible assets, net	0	839	157,123	2,017	0	159,979
Goodwill	0	7,607	241,968	16,239	0	265,814
Intercompany receivables	0	0	722,106	0	(722,106)	0
Intercompany notes receivable	0	1,096,963	0	23,278	(1,120,241)	0
Investment in subsidiaries	630,185	907,569	0	0	(1,537,754)	0
Deferred financing costs and other noncurrent assets	0	35,200	776	113	0	36,089

Total assets	$630,185	$2,105,697	$2,514,857	$146,441	$(3,380,101)	$2,017,079

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$—	$—	$194,188	$16,235	$—	$210,423
Accrued expenses and other current liabilities	0	23,729	181,156	9,507	0	214,392
Current deferred taxes	0	173	3,707	0	0	3,880
Short-term borrowings	0	79,823	0	1,714	0	81,537
Total current liabilities	0	103,725	379,051	27,456	0	510,232

Intercompany payable	0	713,020	0	9,086	(722,106)	0
Intercompany notes payable	0	0	1,073,800	46,441	(1,120,241)	0
Senior secured notes and other long-term debt	0	650,000	2,123	0	0	652,123
Noncurrent deferred income taxes	0	8,217	166,724	6,975	0	181,916
Other long-term liabilities	0	551	39,685	2,388	0	42,624
Total liabilities	0	1,475,513	1,661,383	92,346	(1,842,347)	1,386,895

Total shareholders’ equity	630,185	630,184	853,474	54,095	(1,537,754)	630,184

Total liabilities and shareholders’ equity	$630,185	$2,105,697	$2,514,857	$146,441	$(3,380,101)	$2,017,079

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirteen Week Period Ended March 31, 2007

(In Thousands) (Unaudited)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$—	$(5,132)	$(54,221)	$1,179	$—	$(58,174)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	0	615	29,183	2,118	0	31,916
Deferred income taxes	0	18,313	(53,675)	37	0	(35,325)
Share-based compensation	0	572	0	0	0	572
Amortization of deferred financing charges	0	2,809	0	0	0	2,809
Loss on disposals of property and equipment	0	0	16	0	0	16
Changes in assets and liabilities:
Decrease in accounts receivable	0	40	767	744	0	1,551
Increase in inventories	0	(105)	(28,545)	(7,258)	0	(35,908)
Increase in prepaid expenses and other current assets	0	(150)	(1,363)	(273)	0	(1,786)
Decrease in identifiable intangible assets and other noncurrent assets	0	0	33	0	0	33

(Decrease) increase in accounts payable	0	0	(17,239)	4,077	0	(13,162)
Decrease in accrued expenses and other liabilities	0	(8,090)	(23,609)	(7,974)	0	(39,673)
Net cash provided by (used in) operating activities	0	8,872	(148,653)	(7,350)	0	(147,131)

Cash flows from investing activities:

Additions to property and equipment	0	(1,420)	(8,132)	(2,035)	0	(11,587)

Net cash used in investing activities	0	(1,420)	(8,132)	(2,035)	0	(11,587)

Cash flows from financing activities:

Financing and direct acquisition costs	0	(10,269)	9,591	622	0	(56)
Intercompany movements	0	(152,300)	142,922	9,378	0	0
Increases in borrowings under revolving credit facility	0	154,780	0	0	0	154,780
Payments on mortgage note	0	0	(15)	0	0	(15)
Net cash (used in) provided by financing activities	0	(7,789)	152,498	10,000	0	154,709
Effect of exchange rate changes on cash and cash equivalents	0	0	0	48	0	48
Net (decrease) increase in cash and cash equivalents	0	(337)	(4,287)	663	0	(3,961)
Cash and cash equivalents at beginning of period	0	1,087	10,218	1,221	0	12,526
Cash and cash equivalents at end of period	$—	$750	$5,931	$1,884	$—	$8,565

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period February 14, 2006 - April 1, 2006

(In Thousands) (Unaudited) (Restated)

				Non-
	Parent	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$—	$4,630	$(21,516)	$(686)	$—	$(17,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0	242	13,906	874	0	15,022
Deferred income taxes	0	5,605	(12,333)	(240)	0	(6,968)
Share-based compensation	0	0	709	0	0	709
Amortization of deferred financing charges	0	630	0	0	0	630
Loss on disposals of property and equipment	0	0	73	0	0	73
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	0	132	3,035	(10)	0	3,157
Increase in inventories	0	(633)	(6,284)	(1,794)	0	(8,711)
Increase in prepaid expenses and other current assets	0	(31,208)	(3,850)	(2,046)	0	(37,104)
Decrease (increase) in identifiable intangible assets and other noncurrent assets	0	601	29	(122)	0	508

(Decrease) increase in accounts payable	0	0	(23,495)	2,079	0	(21,416)
Increase (decrease) in accrued expenses and other liabilities	0	4,424	(24,528)	1,160	0	(18,944)

Net cash used in operating activities	0	(15,577)	(74,254)	(785)	0	(90,616)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired	0	(1,220,465)	7,632	7,331	0	(1,205,502)

Investment in Linens ‘n Things, Inc.	(650,000)	0	0	0	650,000	0

Additions to property and equipment	0	(22)	(10,695)	(355)	0	(11,072)

Net cash (used in) provided by investing activities	(650,000)	(1,220,487)	(3,063)	6,976	650,000	(1,216,574)

Cash flows from financing activities:
Issuance of common stock to Linens
Investors LLC and others	650,000	0	0	0	0	650,000
Investment from Parent	0	650,000	0	0	(650,000)	0
Issuance of floating rate notes	0	650,000	0	0	0	650,000

Financing and direct acquisition costs	0	(59,254)	0	0	0	(59,254)
Intercompany movements	0	(83,845)	85,004	(1,159)	0	0
Increases in borrowings under revolving credit facility	0	79,823	0	1,733	0	81,556
Payments on mortgage note	0	0	(5)	0	0	(5)

Net cash provided by financing activities	650,000	1,236,724	84,999	574	(650,000)	1,322,297

Effect of exchange rate changes on cash and cash equivalents	0	0	0	(74)	0	(74)

Net increase in cash and cash equivalents	0	660	7,682	6,691	0	15,033
Cash and cash equivalents at beginning of period	0	0	0	0	0	0

Cash and cash equivalents at end of period	$—	$660	$7,682	$6,691	$—	$15,033

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period January 1, 2006 - February 13, 2006

(In Thousands) (Unaudited)

			Non-
	Co-Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	11,662	777	0	12,642
Deferred income taxes	(730)	(6,108)	113	0	(6,725)
Share-based compensation	12,484	0	0	0	12,484
Amortization of deferred financing charges	0	43	0	0	43
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(288)	(2,582)	630	0	(2,240)
Decrease (increase) in inventories	687	(30,481)	(2,092)	0	(31,886)
(Increase) decrease in prepaid expenses and other current assets	(250)	(12,595)	692	0	(12,153)
Decrease in identifiable intangible assets and other noncurrent assets	11	9,515	54	0	9,580
Increase (decrease) in accounts payable	0	13,064	(1,054)	0	12,010
(Decrease) increase in accrued expenses and other liabilities	(27,564)	24,083	(4,326)	0	(7,807)

Net cash used in operating activities	(13,233)	(42,780)	(5,943)	0	(61,956)

Cash flows from investing activities:

Additions to property and equipment	(107)	(8,533)	(2,316)	0	(10,956)

Net cash used in investing activities	(107)	(8,533)	(2,316)	0	(10,956)

Cash flows from financing activities:
Intercompany movements	(52,158)	49,564	2,594	0	0
Federal tax benefit from common stock issued under stock incentive plans	4,298	0	0	0	4,298
Payments on mortgage note	0	(10)	0	0	(10)
Decrease in treasury stock	0	674	0	0	674

Net cash (used in) provided by financing activities	(47,860)	50,228	2,594	0	4,962

Effect of exchange rate changes on cash and cash equivalents	0	0	125	0	125

Net decrease in cash and cash equivalents	(61,200)	(1,085)	(5,540)	0	(67,825)
Cash and cash equivalents at beginning of period	136,569	8,718	12,871	0	158,158

Cash and cash equivalents at end of period	$75,369	$7,633	$7,331	$—	$90,333

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

General

The Company is a holding company.  It does not hold any assets other than its investment in Linens ‘n Things, Inc., which the Company acquired in February 2006.  Linens ‘n Things, Inc., together with its subsidiaries, is the operating subsidiary of the Company.

The Company, under the name “Linens ‘n Things,” is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods.  As of March 31, 2007, the Company operated 573 stores in 47 states and in six provinces across Canada.

Critical Accounting Policies

The following includes discussion and analysis about the condensed consolidated financial statements of Linens Holding Co. and its subsidiaries and Predecessor.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 14 to the unaudited condensed consolidated financial statements) because management has determined that the differences in such financial statements are minor.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenues and of expenses during the reporting periods.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s management believes the following critical accounting estimates involve significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements.  The Company bases these estimates on historical results and various other assumptions believed to be reasonable at the time.  These critical accounting estimates are discussed in detail in the Company’s 2006 Annual Report on Form 10-K.

Business Combination

On February 14, 2006, the Company acquired all of the outstanding common stock of the Company’s Predecessor Entity, Linens ‘n Things, Inc., for total cash consideration of approximately $1.3 billion.  The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.  As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

Valuation of Inventory

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 44.2% of total assets at March 31, 2007.  Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”).  Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that is used in the retail industry due to its practicality.  Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost.  The methodologies utilized by the Company in its application of RIM are consistent for all periods presented.  Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.  At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its condensed consolidated financial statements as of March 31, 2007, December 30, 2006 and April 1, 2006, the Company’s sales returns reserve was approximately $6.2 million, $5.9 million and $5.5 million, respectively.

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

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.  At March 31, 2007, December 30, 2006 and April 1, 2006, the Company’s net book value for property and equipment was approximately $509.7 million, $530.8 million and $601.8 million, respectively, goodwill was approximately $270.1 million, $267.8 million and $265.8 million, respectively, and identifiable intangible assets, net was $148.2 million, $150.0 million and $160.0 million, respectively.

There was no impairment loss recognized for any of the periods presented.

Store Closure Cost

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of March 31, 2007, December 30, 2006 and April 1, 2006, the Company had $3.1 million, $3.6 million and $4.2 million, respectively, remaining related to this reserve.  The Company has closed all of the initially identified stores other than one store, which the

Company decided to keep open and whose reserve was reversed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluates reopening stores previously closed.  The activity in the thirteen-week period ended March 31, 2007 includes payments for lease commitments totaling $0.5 million and the reversal of estimated lease commitment costs of approximately $0.1 million which were not needed, offset by an increase to lease commitment costs of approximately $0.1 million due to changes in estimates based on current negotiations.  Final settlement of these reserves is predominantly a function of negotiations with unrelated third parties, and, as such, these estimates may be subject to change in the future.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation, medical and general liability costs that exceed certain limits for each type of insurance program.  The Company is responsible for the payment of claims under these insured excess limits.  The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries.  Workers’ compensation is recorded at its net present value.  In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.  The ultimate cost of these claims may vary from the established accrual.  While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimate process.  The accrued obligation for these self-insurance programs was approximately $16.5 million, $16.2 million and $14.6 million as of March 31, 2007, December 30, 2006 and April 1, 2006, respectively.

Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (Revised 2004)”), requiring the recognition of compensation cost for all equity classified awards granted, modified or settled after the effective date and for the unvested portion of awards outstanding as of the effective date using the fair-value measurement method.

Upon completion of the Merger and in accordance with the terms of the share-based plans existing at the time, all of the outstanding stock options and restricted stock units became fully vested and immediately exercisable.  Accordingly, under SFAS No. 123 (Revised 2004) the Company recorded share-based compensation expense for the entire portion of previously granted share-based awards that remained unvested at the date of the adoption.

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

The Company uses the Monte Carlo simulation option-pricing model for estimating the fair value of performance-based options and the Black-Scholes option-pricing model for time-based options issued under the Plan.  Both models include various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company.  As a result, if other assumptions had been used, total share-based compensation cost as determined in accordance with SFAS No. 123 (Revised 2004) could have been materially impacted.  Furthermore, if the Company uses different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

Under SFAS No. 123 (Revised 2004), the Company is also required to record share-based compensation expense net of estimated forfeitures.  The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated, primarily based upon historical data.  The actual forfeiture rate could differ from these estimates.

Derivative Financial Instruments

The Company has designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the condensed consolidated balance sheet.  Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive loss in stockholders’ equity on the condensed consolidated balance sheet and subsequently recognized in the condensed consolidated statement of operations when the hedged item affects income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness during the thirteen weeks ended March 31, 2007.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) at the beginning of the current fiscal quarter.  FIN No. 48  addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company’s estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

Litigation

The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business, which is based on available information and advice from outside counsel where applicable.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and may adjust its estimates accordingly.

Impact of the Merger and Related Transactions

On February 14, 2006, the Company acquired all of the outstanding common stock of Linens ‘n Things, Inc. for total cash consideration of approximately $1.3 billion.

The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related preliminary purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.  As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the

Company’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

In connection with the acquisition, the Company incurred significant additional indebtedness, including $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 issued by two of the Company’s subsidiaries (the “Notes”), which increased the Company’s interest expense.  Payments required to service this indebtedness substantially increased the Company’s liquidity requirements in fiscal 2006 as compared to the prior year, and will do so in fiscal 2007 and future years.  The Company’s depreciation and amortization expense increased significantly as well, primarily due to decreases in the depreciable lives of tangible assets and an increase in the fair values of the Company’s amortizable intangible assets.

The following discussion and analysis of the Company’s historical financial condition and results of operation covers periods prior to and after the consummation of the acquisition.

Results of Operations

As a result of the acquisition, the prior period’s financial results for the thirteen weeks ended April 1, 2006 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006 and the “Successor Entity” covering the period February 14, 2006 through April 1, 2006.  For comparative purposes, the Company combined the two periods from January 1, 2006 through April 1, 2006 in its discussion below.  This combination is not GAAP presentation.  However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

	Thirteen	Thirteen Weeks Ended April 1, 2006
	Weeks Ended March 31, 2007 (Successor Entity)	January 1, 2006 to February 13, 2006 (Predecessor Entity)	February 14, 2006 to April 1, 2006 (Successor Entity)	January 1, 2006 to April 1, 2006 (Combined)	Increase (Decrease)
Net sales	$571,560	$284,971	$307,845	$592,816	$(21,256)
Cost of sales, including buying and distribution costs	358,076	180,675	189,068	369,743	(11,667)
Gross profit	213,484	104,296	118,777	223,073	(9,589)
Selling, general and administrative expenses	282,936	175,424	137,560	312,984	(30,048)
Operating loss	(69,452)	(71,128)	(18,783)	(89,911)	20,459

Interest income	(155)	(668)	(86)	(754)	599
Interest expense	24,162	—	9,987	9,987	14,175

Interest expense (income), net	24,007	(668)	9,901	9,233	14,774

Other (income) expense, net	(873)	(1,286)	201	(1,085)	212

Loss before benefit for income taxes	(92,586)	(69,174)	(28,885)	(98,059)	5,473
Benefit for income taxes	(34,412)	(21,270)	(11,313)	(32,583)	(1,829)
Net loss	$(58,174)	$(47,904)	$(17,572)	$(65,476)	$7,302

Thirteen Weeks Ended March 31, 2007 Compared with Thirteen Weeks Ended April 1, 2006

Net sales for the thirteen weeks ended March 31, 2007 decreased approximately 3.6% to $571.6 million compared to $592.8 million for the same period last year.  The decrease in net sales is primarily due to the impact of a decline in comparable store sales offset by the opening of new stores since April 1, 2006 .  Comparable store sales decreased 5.2% for the thirteen weeks ended March 31, 2007 compared to a decline of 3.8%, as restated for a change in fiscal 2006 to the Company’s policy for determining comparable store sales, for the same period last year.  The decline in comparable store sales is primarily due to a decline in guest traffic.  At March 31, 2007, the Company operated 573 stores, including 36 stores in Canada, as compared with 549 stores, including 30 stores in Canada, at April 1, 2006.  Store square footage increased approximately 3.8% to 19.0 million at March 31, 2007 compared with 18.3 million at April 1, 2006.  During the thirteen weeks ended March 31, 2007, the Company opened two stores as compared with opening seven stores during the same period last year.  There were no stores closed in the current and prior year period.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales.  Buying expenses include all direct and indirect costs to procure merchandise.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.  Gross profit as a percentage of net sales was relatively flat compared to the same period last year.  For the thirteen weeks ended March 31, 2007 gross profit was $213.5 million, or 37.4% of net sales, compared with $223.1 million, or 37.6% of net sales, for the same period last year.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses.  SG&A for the thirteen weeks ended March 31, 2007 was $282.9 million, or 49.5% of net sales, compared with $313.0 million, or 52.8% of net sales, for the same period last year, which included approximately $44.2 million of costs related to the acquisition, or 7.5% of net sales.  The increase in SG&A as a percentage of net sales is primarily due to the deleveraging of higher occupancy costs and other costs in the face of negative comparable store sales.

Operating loss for the thirteen weeks ended March 31, 2007 was approximately $69.5 million, or (12.2%) of net sales, compared with an operating loss of $89.9 million, or (15.2%) of net sales, for the same period last year.  Operating loss for the prior period included approximately $44.2 million of costs related to the acquisition, or (7.5%) of net sales.

Interest expense, net for the thirteen weeks ended March 31, 2007 increased to approximately $24.0 million from $9.2 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, higher average borrowings required to fund working capital needs and an increase in average borrowing interest rates offset by lower average investment balances also contributed to the overall increase in interest expense, net.

Other income, net for the thirteen weeks ended March 31, 2007 decreased marginally to $0.9 million compared to $1.1 million for the same period last year.

The Company’s income tax benefit was approximately $34.4 million for the thirteen weeks ended March 31, 2007 compared with an income tax benefit of $32.6 million for the same period last year.  This increase in tax benefit is primarily due to the marginally higher loss experienced in the quarter ended March 31, 2007.  The Company’s effective tax benefit rate for the thirteen weeks ended March 31, 2007 increased to 37.2% compared to 33.2% for the same period last year primarily due to deductible transaction related costs not included in the prior period.

The Company’s net loss for the thirteen weeks ended March 31, 2007 was approximately $58.2 million compared with a net loss of $65.5 million for the same period last year.  As noted above, the net loss for the current period is not necessarily comparable to the net loss for the prior period as the prior period includes significantly higher costs related to the acquisition partially offset by lower interest, depreciation and amortization recorded prior to the completion of the Merger on February 14, 2006.

Liquidity and Capital Resources

The Company incurred $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. in connection with the Merger.  The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of March 31, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.  On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.

The Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company and by certain of the Company’s existing and future domestic subsidiaries other than the Issuers.  All obligations under the Notes, and the guarantees of those obligations, are secured by first-priority liens, subject to permitted liens, on all of the Company’s, the Issuers’ and the subsidiary guarantors’ equipment, intellectual property rights and related general intangibles and the capital stock of the Issuers and certain of the subsidiaries.  The Notes are also secured by second-priority liens on the Issuers’ and the subsidiary guarantors’ inventory, accounts receivable, cash, securities and other general intangibles.

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

Concurrent with the closing of the Merger in February 2006, the Issuers also entered into a new senior secured asset-based revolving credit facility agreement (the “Credit Facility”) with third-party institutional lenders which expires February 14, 2011.  The Credit Facility provides senior secured financing of up to $600.0 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.  The Credit Facility replaced the $250.0 million senior revolving credit facility amended November 2004, which allowed for up to $50.0 million in borrowings from additional lines of credit outside the agreement, including CAD $40.0 million covering the Company’s Canadian operations.

The Credit Facility contains certain customary affirmative covenants and events of default, but does not require the Company to comply with any financial ratio maintenance covenants unless the excess availability under the Credit Facility does not exceed $75.0 million.  During the thirteen weeks ended March 31, 2007, the Company always maintained excess availability under the Credit Facility above $75.0 million and, accordingly, is not subject to compliance with certain financial ratio maintenance covenants as of March 31, 2007.  The Company is not obligated under any formal or informal compensating balance requirements

Borrowings under the Credit Facility bear interest at a rate equal to, at the Issuers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.

As of March 31, 2007, the Issuers had (i) $192.6 million in borrowings outstanding under the Credit Facility at an average interest rate of 6.9%; (ii) $73.1 million of letters of credit outstanding issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iii) $254.1 million of additional availability under the Credit Facility.

The Company has obtained a commitment from the U.S. administrative agent under the Credit Facility, UBS AG, and its affiliates (“UBS”) for a $100.0 million increase in the Credit Facility, which will increase the maximum availability (subject to having a sufficient borrowing base) from $600.0 million to $700.0 million.  Under the terms of the Credit Facility, this increase must be offered to all lenders participating in the Credit Facility.  Because of the UBS commitment, the full amount of the $100.0 million increase will be available even if other lenders elect not to increase their portion of the Credit Facility by the full amount of their pro rata share of the increase.  The Company expects this process to be completed and the Credit Facility increase to be effective before the end of the second quarter of 2007.

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

As a result of the acquisition, the cash flow results for the thirteen weeks ended April 1, 2006 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor Entity”, covering the period January 1 to February 13, 2006 and the “Successor Entity” covering the period February 14 to April 1, 2006.  The comparable period results for the current year are presented under “Successor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through April 1, 2006 in its discussion below.  This combination is not a GAAP presentation.  However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash used in operating activities for the thirteen weeks ended March 31, 2007 was $147.1 million, which is marginally lower when compared with $152.6 million used in operating activities for the same period last year, determined by combining net cash used in operating activities of $90.6 million and $62.0 million for the periods February 14, 2006 to April 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  The use of cash for the thirteen weeks ended March 31, 2007 reflects the Company’s seasonal investment in working capital during its slowest selling period as well as the payment of cash interest and income taxes.

Net cash used in investing activities for the thirteen weeks ended March 31, 2007 was $11.6 million compared with $1,227.6 million used in investing activities for the same period last year, determined by combining net cash used in investing activities of $1,216.6 million and $11.0 million for the periods February 14, 2006 to April 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  Excluding the prior period cost in connection with the acquisition, net cash used in investing activities decreased $10.4 million from the prior year due to fewer new store openings.  The Company currently estimates capital expenditures will be approximately $40 million in fiscal 2007, primarily to open approximately 20 new stores, to maintain existing stores, and for system enhancements and other capital additions.

Net cash provided by financing activities for the thirteen weeks ended March 31, 2007 was $154.7 million compared with $1,327.3 million provided by financing activities for the same period last year, determined by combining net cash provided by financing activities of $1,322.3 million and $5.0 million for the periods February 14, 2006 to April 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  Excluding the prior period cash flows resulting from the acquisition, net cash provided by financing activities increased $73.2 million from the prior year.  The increase in net cash provided by financing activities is due to higher borrowings from the asset-based revolving credit facility.

Management regularly reviews and evaluates its liquidity and capital needs.  The Company experiences peak periods for its cash needs generally during the second quarter and fourth quarter of the fiscal year.  As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the Credit Facility from those currently existing and/or other debt or equity funding.  Management currently believes that the Company’s cash flows from operations and its availability under the Credit Facility will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due; however, no assurance can be given that it will be able to obtain access to increases to the Credit Facility or additional capacity from new credit facilities in the future should they become necessary..

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Credit Facility and the Notes.  The asset-based revolving credit facility and the Notes carry floating rate interest and, therefore, the Company’s condensed consolidated statement of operations and the condensed consolidated statement of cash flows for fiscal 2007 will be exposed to changes in interest rates.  As of March 31, 2007, the Company had $192.6 million in borrowings under the Credit Facility at an average interest rate of 6.9% and $650.0 million aggregate principal amount in Notes at an interest rate of 11.0%, based on a LIBOR rate of 5.4%.  As of March 31, 2007 a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $8.4 million.

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

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The collar agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the collar agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the collar agreement are matched exactly to those of the Notes.  The collar agreement has an ultimate maturity of January 15, 2008.  At the inception of the collar agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At March 31, 2007, the notional amount of debt related to the collar agreement was $650.0 million and the fair value of the collar agreement was approximately a $0.08 million liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.  The cap agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Payment and reset dates under the cap agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The cap agreement has an ultimate maturity of January 15, 2009.  The Company paid a premium of $0.7 million to purchase the cap agreement.  The cap agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At March 31, 2007, the notional amount of debt related to the cap agreement was $650.0 million and the fair value of the instrument was approximately a $0.04 million asset.

The Company has determined that the collar agreement and the cap agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  During the thirteen weeks ended March 31, 2007, the Company has recorded a loss of approximately $0.03 million in accumulated other comprehensive loss related to these changes in fair value.  The collar agreement and the cap agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 36 stores in Canada as of March 31, 2007.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of March 31, 2007 and for the thirteen weeks then ended the Company did not hedge against foreign currency risks.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s management determined that as of the end of fiscal 2006, the Company did not have adequate review over the completeness and accuracy of the income tax accounts to ensure compliance with generally accepted accounting principles.  The Company out-sources the preparation of the income tax provision to a third party and did not apply a thorough review to detect misstatements.  This deficiency resulted in material errors in the Company’s preliminary income tax provision in the 2006 consolidated financial statements.  The Company corrected the provision for income taxes and related balances prior to the issuance of the final audited consolidated financial statements.  Accordingly, management determined that this condition constituted a material weakness in internal control over financial reporting as of December 30, 2006.  The Company’s management implemented additional review controls and procedures to ensure the propriety of its accounting for income tax accounts, which management believes renders the design and operation of the Company’s disclosure controls and procedures effective subsequent to December 30, 2006.

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

Beyond the remediation discussed above, there have been no significant changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.

Date: May 15, 2007	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 15, 2007	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)