Form 10-Q
period 2007-06-30
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2007-08-14
CIK 1366913, 1366909, 1023052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:	333-135646-12
001-12381
333-135646-11

LINENS HOLDING CO.

LINENS ‘N THINGS, INC.

LINENS ‘N THINGS CENTER, INC.

(Exact names of registrants as specified in their charters)

Delaware Delaware California	20-4192917 22-3463939 59-2740308
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

6 Brighton Road, Clifton, New Jersey  07015

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

Yes ☐      No ☒

As of July 31, 2007, there were 13,013,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding.

INDEX

		Page No.

Explanatory Note and Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (Unaudited) for the thirteen weeks ended June 30, 2007 and July 1, 2006	4

	Condensed Consolidated Statements of Operations (Unaudited) for the twenty-six weeks ended June 30, 2007 (Successor Entity); the period February 14, 2006 to July 1, 2006 (Successor Entity); and the period January 1, 2006 to February 13, 2006 (Predecessor Entity)	5

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007; December 30, 2006; and July 1, 2006 (Restated)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks ended June 30, 2007 (Successor Entity); the period February 14, 2006 to July 1, 2006 (Successor Entity)(Restated); and the period January 1, 2006 to February 13, 2006 (Predecessor Entity)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

	Signatures	47

EXPLANATORY NOTE

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”).  The Merger was financed in part by the issuance of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc.  The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.).  This report also contains the condensed consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and its subsidiaries, for the period January 1, 2006 to February 13, 2006.  The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 12) because management has determined that the differences in such financial statements are minor.  Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, the Company’s predecessor entity and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended July 1, 2006

Net sales	$593,571	$611,583
Cost of sales, including buying and distribution costs	346,654	373,265

Gross profit	246,917	238,318
Selling, general and administrative expenses	289,179	283,219

Operating loss	(42,262)	(44,901)

Interest income	(109)	(33)
Interest expense	25,725	21,845

Interest expense, net	25,616	21,812

Other income, net	(1,425)	(2,932)

Loss before benefit for income taxes	(66,453)	(63,781)
Benefit for income taxes	(24,467)	(24,654)

Net loss	$(41,986)	$(39,127)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Twenty-six Weeks Ended June 30, 2007	February 14, 2006 to July 1, 2006	January 1, 2006 to February 13, 2006
	(Successor Entity)	(Successor Entity)	(Predecessor Entity)

Net sales	$1,165,131	$919,428	$284,971
Cost of sales, including buying and distribution costs	704,730	562,333	180,675

Gross profit	460,401	357,095	104,296
Selling, general and administrative expenses	572,115	420,779	175,424

Operating loss	(111,714)	(63,684)	(71,128)

Interest income	(264)	(119)	(668)
Interest expense	49,887	31,832	—

Interest expense (income), net	49,623	31,713	(668)

Other income, net	(2,298)	(2,731)	(1,286)

Loss before benefit for income taxes	(159,039)	(92,666)	(69,174)
Benefit for income taxes	(58,879)	(35,967)	(21,270)

Net loss	$(100,160)	$(56,699)	$(47,904)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)(Unaudited)

	June 30, 2007	December 30, 2006	July 1, 2006
			(Restated)

Current assets:
Cash and cash equivalents	$16,963	$12,526	$13,494
Accounts receivable	36,133	37,063	39,695
Inventories	858,368	793,002	854,823
Prepaid expenses and other current assets	14,288	15,308	74,658
Current deferred taxes	17,879	16,815	6,678

Total current assets	943,631	874,714	989,348
Property and equipment, net of accumulated depreciation of $162,059, $100,616 and $43,543 at June 30, 2007, December 30, 2006 and July 1, 2006, respectively	487,489	530,829	590,781
Identifiable intangible assets, net	146,434	150,044	157,887
Goodwill	270,880	267,830	265,865
Deferred financing costs and other noncurrent assets	42,589	34,517	35,364

Total assets	$1,891,023	$1,857,934	$2,039,245

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$191,021	$204,760	$191,491
Accrued expenses and other current liabilities	194,280	241,911	223,806
Mortgage note payable on property sold	2,043	—	—
Short-term borrowings	—	—	155,006

Total current liabilities	387,344	446,671	570,303
Senior secured notes and other long-term debt	915,125	689,876	652,108
Noncurrent deferred income taxes	74,959	125,977	176,061
Other long-term liabilities	58,287	50,667	45,422

Total liabilities	1,435,715	1,313,191	1,443,894

Shareholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 13,013,000 shares issued and outstanding at June 30, 2007 and December 30, 2006; 13,003,000 shares issued and outstanding at July 1, 2006	131	131	130
Additional paid-in capital	653,851	652,395	649,966
Retained deficit	(206,693)	(106,533)	(56,699)
Accumulated other comprehensive income (loss)	8,019	(1,250)	1,954

Total shareholders’ equity	455,308	544,743	595,351

Total liabilities and shareholders’ equity	$1,891,023	$1,857,934	$2,039,245

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Successor Entity		Predecessor Entity
	Twenty-six Weeks Ended June 30, 2007	February 14, 2006 to July 1, 2006	January 1, 2006 to February 13, 2006
		(Restated)
Cash flows from operating activities:
Net loss	$(100,160)	$(56,699)	$(47,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,285	46,816	12,642
Deferred income taxes	(60,738)	(9,902)	(6,725)
Share-based compensation	1,455	2,328	12,484
Amortization of deferred financing charges	4,381	1,610	43
Loss on sale and disposals of property and equipment	307	73	—
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	1,184	6,231	(2,240)
Increase in inventories	(60,010)	(33,433)	(31,886)
Decrease (increase) in prepaid expenses and other current assets	2,611	(45,410)	(12,153)
Decrease in identifiable intangible assets and other noncurrent assets	72	236	9,580
(Decrease) increase in accounts payable	(16,373)	(41,174)	12,010
Decrease in accrued expenses and other liabilities	(38,969)	(18,169)	(7,807)

Net cash used in operating activities	(201,955)	(147,493)	(61,956)

Cash flows from investing activities:
Acquisition of the Predecessor Entity, net of cash acquired(1)	—	(1,205,502)	—
Additions to property and equipment	(22,495)	(29,630)	(10,956)
Proceeds from sale of property and equipment	3,300	—	—

Net cash used in investing activities	(19,195)	(1,235,132)	(10,956)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	—	650,150	—
Issuance of floating rate notes	—	650,000	—
Financing and direct acquisition costs	(2,095)	(59,220)	—
Federal tax benefit from common stock issued under stock incentive plans	—	—	4,298
Net increase in borrowings under revolving credit facility	227,325	155,006	—
Decrease in treasury stock	—	—	674
Payments on mortgage note	(33)	(23)	(10)

Net cash provided by financing activities	225,197	1,395,913	4,962

Effect of exchange rate changes on cash and cash equivalents	390	206	125
Net increase (decrease) in cash and cash equivalents	4,437	13,494	(67,825)
Cash and cash equivalents at beginning of period	12,526	—	158,158

Cash and cash equivalents at end of period	$16,963	$13,494	$90,333

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$43,131	$14,031	$135
Income taxes
Income taxes paid	$9,527	$25,761	$57
Income tax refunds	$947	$261	$—

Non-cash transactions:
Increase (decrease) in goodwill due to purchase accounting adjustments, net	$3,050	$(120)	$—
Decrease in accrued additions to property and equipment	$6,453	$4,408	$3,180

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company.  On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”).  The acquisition and related financings are referred to collectively as the “Transactions” and are discussed in more detail in Note 3 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.  As a result of the consummation of the Transactions, a new entity (the “Successor” or “Successor Entity”) was formed for financial accounting purposes with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements as of June 30, 2007 and July 1, 2006, for the twenty-six weeks ended June 30, 2007 and for the period February 14, 2006 to July 1, 2006 show the financial position and results of operations and cash flows of the Successor Entity, Linens Holding Co. and Subsidiaries.  The condensed consolidated financial statements for the period January 1, 2006 to February 13, 2006 show the results of operations and cash flows of Linens ’n Things, Inc. and Subsidiaries (the “Predecessor” or “Predecessor Entity”).

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

The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 12) because management has determined that the differences in such financial statements are minor.

The Predecessor adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) effective January 1, 2006, the beginning of the 52-week period ended December 30, 2006, which is more fully described in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Summary of Significant Accounting Policies – Adoption of Staff Accounting Bulletin No. 108.”  In accordance with the requirements of SAB No. 108 and to conform to the current period’s presentation, the Company has restated certain balances at July 1, 2006 in the accompanying condensed consolidated balance sheets.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The cumulative effect of the January 1, 2006 adoption of SAB 108 by the Predecesor to certain accounts on the Company’s balance sheet at July 1, 2006 is as follows (in thousands):

	Increase (Decrease) to Amount Previously Reported
Balance Sheet Account Adjusted	Assets	Liabilities and Shareholders’ Equity
Goodwill	$(11,450)	$—
Noncurrent deferred income taxes	—	(10,371)
Current deferred income taxes	1,079	—

Total	$(10,371)	$(10,371)

The adoption of SAB No. 108 by the Predecessor did not impact the Company’s results of operations and cash flows for any of the periods presented.

Certain other prior period amounts have been reclassified to conform to the current period’s presentation.  Additionally, the Company corrected its reporting of cash flows for the period February 14, 2006 to July 1, 2006.  Additions to property and equipment on the condensed consolidated statements of cash flows was adjusted to exclude accrued additions.  This correction increased additions to property and equipment with an offsetting reduction to net cash used in operating activities by $4.4 million for the period February 14, 2006 to July 1, 2006.

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

Share-based Compensation Plans—Predecessor Entity

Prior to the completion of the Merger, the Company granted stock options and restricted stock units for a fixed number of shares to employees and directors under share-based compensation plans, which are more fully described in Note 13 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Share-based Compensation Plans—Predecessor Entity.”  The exercise prices of the stock options were equal to the fair market value of the underlying shares at the date of grant.  Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock.  Such value was recognized as an expense over the vesting period of the award adjusted for actual forfeitures.

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

As of June 30, 2007, a total of 953,696 stock options were outstanding.

Stock options granted under the Plan to each optionee are equally divided between a “Time Option” and a “Performance Option,” as those terms are defined in the standard form of option grant letter.  For each stock option granted the estimated fair market value of the underlying shares at the date of grant was less than or equal to the stock option’s exercise price of $50.00 per share, and expire seven years after the date of grant.  Time Options become vested and exercisable in four equal installments on either (1) each of February 14, 2007, February 14, 2008, February 14, 2009, and February 14, 2010 with respect to options initially granted March 27, 2006 or (2) on each of the first four anniversaries of the date of grant for all other options.  With respect to Performance Options and as provided for and defined in the standard form of grant letter, the stock options become vested and exercisable in two equal installments from a measurement date if, on such measurement date, the value per share equals or exceeds a target stock price.

The following is a summary of share-based option activity for the twenty-six weeks ended June 30, 2007:

Successor Entity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at December 30, 2006	839,946	$50.00
Options granted	195,750	50.00
Exercised	—	—
Canceled	(82,000)	50.00

Outstanding at June 30, 2007	953,696	$50.00	5.99

Exercisable at June 30, 2007	178,658	$50.00	5.80

There are no provisions in the Plan for the issuance of restricted stock units.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The weighted-average grant date fair value of options granted during the twenty-six weeks ended June 30, 2007 and the period February 14, 2006 to July 1, 2006 was $ 9.34 and $17.39, respectively.

There were no stock option exercises during the twenty-six weeks ended June 30, 2007 and the period February 14, 2006 to July 1, 2006.

The following is a summary of the activity for nonvested stock option grants as of June 30, 2007 and the changes for the twenty-six weeks then ended:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at December 30, 2006	736,946	$17.41
Grants	195,750	$9.34
Vested	(76,595)	$17.46
Canceled	(81,063)	$17.38

Nonvested at June 30, 2007	775,038	$15.37

(1)          Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

The total fair value of stock options vested during the twenty-six weeks ended June 30, 2007 and the period February 14, 2006 to July 1, 2006 was approximately $1.3 million and $1.5 million, respectively.

As of June 30, 2007, there was approximately $8.7 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan.  This cost is expected to be recognized over a remaining weighted-average period of 2.5 years.  The compensation cost that has been charged against income for stock option grants was approximately $0.9 million and $1.6 million for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively.  The compensation cost that has been charged against income for stock option grants was approximately $1.5 million and $2.3 million for the twenty-six weeks ended June 30, 2007 and for the period February 14, 2006 to July 1, 2006, respectively.  Such compensation cost is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Presented below is a comparative summary of valuation assumptions for grants issued in each of the indicated periods:

Valuation Assumptions:	Thirteen Weeks Ended June 30, 2007 (Monte Carlo Simulation and Black-Scholes)	Thirteen Weeks Ended July 1, 2006 (Monte Carlo Simulation and Black-Scholes)
Weighted-average calculated value of options granted	$9.14	$17.21
Expected volatility (1)	N/A	N/A
Weighted-average volatility (1)	33.7%	36.8%
Weighted-average expected term (in years)	3.4	3.7
Dividend yield	—	—
Risk-free interest rate	4.5% - 5.1%	4.8% - 5.2%
Weighted-average risk-free interest rate	4.6%	4.9%
Weighted average expected annual forfeiture	2.0%	1.4%

Valuation Assumptions:	Twenty-six Weeks Ended June 30, 2007 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)	February 14, 2006 to July 1, 2006 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)	January 1, 2006 to February 13, 2006 (Black-Scholes) (Predecessor Entity)
Weighted-average calculated value of options granted	$9.34	$17.39	No Grants
Expected volatility (1)	N/A	N/A	No Grants
Weighted-average volatility (1)	34.0%	38.0%	No Grants
Weighted-average expected term (in years)	3.4	3.7	No Grants
Dividend yield	—	—	No Grants
Risk-free interest rate	4.4% - 5.1%	4.7% - 5.2%	No Grants
Weighted-average risk-free interest rate	4.6%	4.8%	No Grants
Weighted average expected annual forfeiture	2.0%	3.9%	No Grants

(1)          The Company used the average of the historical volatility of each of the component companies included in the Standard & Poor’s Specialty Retail Index as a substitute for expected volatility.

It is not possible for the Company, whose stock is not publicly traded, to use Company-specific volatility in determining a reasonable estimate of fair value of options granted.  Accordingly, the Company is required to use an alternative measurement method.  Under the alternative measurement method, a nonpublic entity uses a calculated volatility, determined by applying the historical volatility of an appropriate index of public entities, as an input to the valuation models.  The Company used the Standard & Poor’s Specialty Retail Index for a period approximating the expected term as this index most closely approximates the Company’s applicable operating industry.  Expected term of share options granted represents the period of time that the option grants are expected to be outstanding.  The Company is not expected to pay dividends and, accordingly, the dividend yield is zero.  The risk-free interest rate within the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

Share-based employee compensation expense included in net loss in the condensed consolidated statements of operations, net of related tax effects, is detailed as follows:

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

			Successor Entity		Predecessor Entity
(In thousands)	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended July 1, 2006	Twenty-six Weeks Ended June 30, 2007	February 14, 2006 to July 1, 2006	January 1, 2006 to February 13, 2006
Compensation expense:
Stock option grants	$884	$1,619	$1,455	$2,328	$9,305
Restricted stock units	—	—	—	—	3,179

	884	1,619	1,455	2,328	12,484

Benefit for income taxes:
Stock option grants	(325)	(627)	(539)	(903)	(2,861)
Restricted stock units	—	—	—	—	(978)

	(325)	(627)	(539)	(903)	(3,839)

Share-based employee compensation expense, net of related tax effects	$559	$992	$916	$1,425	$8,645

3. Comprehensive Loss

Comprehensive loss for the thirteen weeks ended June 30, 2007 and July 1, 2006 is as follows:

(In thousands)	Thirteen Weeks Ended June 30, 2007	Thirteen Weeks Ended July 1, 2006
Net loss	$(41,986)	$(39,127)
Other comprehensive income
Foreign currency adjustments	7,942	2,520
Unrealized gain on hedge arrangements(1)	82	—

Comprehensive loss	$(33,962)	$(36,607)

(1)          On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9 to the unaudited condensed consolidated financial statements for disclosures regarding these derivatives).

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Comprehensive loss for the twenty-six weeks ended June 30, 2007, the period February 14, 2006 to July 1, 2006 and the period January 1, 2006 to February 13, 2006 is as follows:

	Successor Entity		Predecessor Entity
(In thousands)	Twenty-six Weeks Ended June 30, 2007	February 14, 2006 to July 1, 2006	January 1, 2006 to February 13, 2006
Net loss	$(100,160)	$(56,699)	$(47,904)
Other comprehensive income
Foreign currency adjustments	9,220	1,954	253
Unrealized gain on hedge arrangements(1)	49	—	—

Comprehensive loss	$(90,891)	$(54,745)	$(47,651)

(1)          On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9 to the unaudited condensed consolidated financial statements for disclosures regarding these derivatives).

4. Predecessor Restructuring and Asset Impairment Charge

In fiscal 2001, the Predecessor committed to a strategic initiative designed to improve store performance and profitability which called for the closing of certain under-performing stores.  In connection with this initiative, the Predecessor recorded a pre-tax restructuring and asset impairment charge in fiscal 2001 of $37.8 million ($23.7 million after-tax).  All of the stores included in the reserve at June 30, 2007 are closed.  The Company continues to negotiate and/or explore lease buyouts or sublease agreements for certain of these stores as well as evaluates reopening stores previously closed.  Certain components of the restructuring charge were based on estimates and may be subject to change in the future.

The restructuring reserve balance was approximately $2.7 million, $3.6 million and $3.4 million at June 30, 2007, December 30, 2006 and July 1, 2006 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.  The $0.9 million reduction in the reserve during the twenty-six weeks ended June 30, 2007 primarily consists of payments for lease commitments.

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

Goodwill

The following table presents an analysis of the change in goodwill for the twenty-six weeks ended June 30, 2007:

(in thousands)	Amount

Balance at December 30, 2006	$267,830
Pre-existing tax adjustments	12,634
Pre-existing book adjustments	(11,130)
Other – foreign currency translation	1,546

Balance at June 30, 2007	$270,880

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets consists of the following:

(in thousands)	June 30, 2007	December 30, 2006	July 1, 2006

Intangible assets subject to amortization:
Credit card customer relationships	$10,201	$10,129	$10,163
Customer list	406	406	406
Favorable leases	23,973	23,852	27,834

	34,580	34,387	38,403
Less: accumulated amortization	(10,834)	(7,031)	(3,204)

Total intangible assets subject to amortization	23,746	27,356	35,199
Total indefinite-lived trademarks	122,688	122,688	122,688

Total identifiable intangible assets	$146,434	$150,044	$157,887

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 8 years.  For the thirteen weeks ended June 30, 2007 and July 1, 2006 amortization expense of $1.8 million and $2.2 million, respectively, was recorded by the Company and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.  For the twenty-six weeks ended June 30, 2007, the period February 14, 2006 to July 1, 2006 and the period January 1, 2006 to February 13, 2006, amortization expense of $3.8 million, $3.2 million and $0.02 million, respectively, was recorded by the Company.

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2007 (July 1, 2007 to December 29, 2007)	$3,704
2008	6,523
2009	3,143
2010	2,420
2011	2,046
2012 and thereafter	5,910

Total	$23,746

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities includes amounts due customers principally for gift card, customer rebate and sales return liabilities of $47.0 million, $55.3 million and $44.3 million as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively.  Income from gift cards that are not expected to be redeemed is recorded in other income, net in the condensed consolidated statements of operations.  Such amounts recognized for the thirteen weeks ended June 30, 2007 and July 1, 2006 were approximately $0.5 million and $1.0 million, respectively.  Such amounts recognized for the twenty-six weeks ended June 30, 2007, the period February 14, 2006 to July 1, 2006 and the period January 1, 2006 to February 13, 2006 were approximately $1.5 million, $1.6 million and $0.5 million, respectively.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7. Senior Secured Notes, Asset-based Revolving Credit Facility and Other Long-Term Debt

Senior secured notes, asset-based revolving credit facility and other long-term debt consists of the following:

(in thousands)	June 30, 2007	December 30, 2006	July 1, 2006

Senior secured floating rate notes due 2014	$650,000	$650,000	$650,000
Asset-based revolving credit facility	265,125	37,800	—
Mortgage note payable	—	2,076	2,108

	$915,125	$689,876	$652,108

Senior Secured Floating Rate Notes Due 2014

Senior secured floating rate notes due 2014 consist of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of June 30, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9 to the unaudited condensed consolidated financial statements).

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Senior Secured Asset-based Revolving Credit Facility

In February 2006, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “Original Credit Facility”) with third-party institutional lenders, which expires February 14, 2011.  In May 2007, the Company entered into an amended and restated credit agreement (the “Credit Facility”).  The provisions of the Credit Facility are substantially the same as in the Original Credit Facility with several modifications that are generally favorable to the Company.  The provisions of the Credit Facility were modified for: (i)  a $100.0 million increase in the Credit Facility maximum availability from $600.0 million to $700.0 million; (ii) a decrease in the “Excess Availability” threshold for purposes of mandatory compliance with certain financial ratio maintenance covenants from $75.0 million to $70.0 million; and (iii) several other modifications that are all favorable to the Company including permitting the Company to make a one-time change in its fiscal year upon 45 days’ written notice to the administrative agents.  A copy of the Credit Facility is attached as Exhibit 10.1 to Form 8-K filed with the SEC on May 29, 2007.

The Credit Facility provides senior secured financing of up to $700.0 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.    The Company incurred deferred financing costs of approximately $17 million and $2 million related to the Original Credit Facility and the Credit Facility, respectively, which are being amortized over five years on a straight-line basis.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.  The Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Credit Facility, at any time, does not exceed $70.0 million and also contains certain restrictive covenants including the Company’s ability to pay dividends and certain customary affirmative covenants and events of default.  During the twenty-six weeks ended June 30, 2007, the Company always maintained excess availability above $70.0 million.

As of June 30, 2007, the Issuers had (i) $265.1 million in borrowings outstanding under the Credit Facility at an average interest rate of 6.9%; (ii) $17.0 million of cash on hand; (iii) $64.6 million of letters of credit outstanding issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iv) $219.1 million of additional availability under the Credit Facility.

Mortgage Note Payable

Mortgage note payable represents an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores.  Under the mortgage note terms, the Company is required to make 96 equal payments of principal and interest, with a final principal payment of approximately $1.6 million in August 2012.  In July 2007 the land and building was sold and the mortgage was repaid and, accordingly, the mortgage note is included in mortgage note payable on property sold in the condensed consolidated balance sheets as of June 30, 2007.

8. Income Taxes (Including the Adoption of FIN No. 48)

Adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

The Company is subject to tax in the United States and in various states and foreign jurisdictions.  The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes.  With few exceptions, the Company is no longer subject to U.S. Federal, state and local income tax or non-U.S. income tax examinations by tax authorities for tax years before 2004.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for the years 2004 and 2005 and the period January 1, 2006 to February 13, 2006, inclusive, in the first quarter of 2007.  Based on its work to date, the IRS has not proposed any adjustments to any of the Company’s tax positions.

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

The Company adopted the provisions of FIN No. 48 on December 31, 2006.  As a result of the implementation of FIN No. 48, the Company recognized no change with respect to any unrealized tax benefits and therefore made no change to the December 31, 2006 opening retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Beginning balance at December 31, 2006 (date of adoption)	$8,702
Additions for current year tax positions	76
Additions for prior year tax positions	3,990
Reductions for prior year tax positions	—
Settlements	—

Ending balance at June 30, 2007	$12,768

Included in the ending balance at June 30, 2007 are approximately $12.8 million of tax positions for which the ultimate deductibility is highly certain but for which uncertainty exists as to the timing of such deductions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.  At June 30, 2007 and December 31, 2006 (the date of adoption), accrued interest and penalties amounted to approximately $1.4 million and $0.9 million, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.  The Company recorded approximately $0.2 million and $0.4 million of interest and penalties during the thirteen weeks and twenty-six weeks ended June 30, 2007, respectively, which is included in benefit for income taxes in the condensed consolidated statements of operations.

Other Income Taxes

During the thirteen weeks ended June 30, 2007, the Company recorded an income tax benefit of approximately $24.5 million at an effective tax benefit rate of 36.8%.  The Federal statutory rate of 35.0% is lower than the effective tax benefit rate primarily due to state tax benefits.

During the twenty-six weeks ended June 30, 2007, the Company recorded an income tax benefit of approximately $58.9 million at an effective tax benefit rate of 37.0%.  The Federal statutory rate of 35.0% is lower than the effective tax benefit rate primarily due to state tax benefits.

At June 30, 2007, the Company has approximately $66.7 million of federal net operating loss carryforwards after carryback which expire in 2026 and approximately $200.0 million of state net operating loss carryforwards expiring at various dates between 2007 and 2026.

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

9. Derivative Financial Instruments

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

The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, to the extent that hedges are effective.  For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the condensed consolidated statements of operations.

The Company may at its discretion terminate or de-designate any such hedging instrument agreements prior to maturity.  At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt.  If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the condensed consolidated statements of operations at that time.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The Collar Agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the Collar Agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the Collar Agreement are matched exactly to those of the Notes.  The Collar Agreement has an ultimate maturity of January 15, 2008.  To the extent that the three-month LIBOR rate is below the Collar Agreement floor, payment is due from the Company to the counterparty for the difference.  To the extent the three-month LIBOR rate is above the Collar Agreement cap, the Company is entitled to receive the difference from the counterparty.  At the inception of the Collar Agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At June 30, 2007, the notional amount of debt related to the Collar Agreement was $650.0 million and the fair value of the Collar Agreement was a de minimis liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008.  The Cap Agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Such payments represent the difference between the LIBOR rate stated above in the Cap Agreement and those in effect on a LIBOR-based borrowing arrangement for the given reset period.  Payment and reset dates under the Cap Agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The Cap Agreement has an ultimate maturity of January 15, 2009.  The Issuers paid a premium of $0.7 million to purchase the Cap Agreement.  The Cap Agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At June 30, 2007, the notional amount of debt related to the Cap Agreement was $650.0 million and the fair value of the instrument was approximately a $0.04 million asset.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The Company has determined that the Collar Agreement and the Cap Agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133.  As such, changes in the fair value of the Collar Agreement and the Cap Agreement have been recorded in accumulated other comprehensive income (loss) on the condensed consolidated balances sheets.  During the thirteen weeks and twenty-six weeks ended June 30, 2007, the Company has recorded a gain of approximately $0.08 million and $0.05 million, respectively, in accumulated other comprehensive income (loss) related to these changes in fair value.  The Collar Agreement and the Cap Agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

10. Recent Accounting Pronouncements

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

11. Related Party Transactions

Management Services Agreement

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management V, L.P., NRDC Linens B LLC and Silver Point Capital Fund Investments LLC (each of whom is an affiliate of the Company).  Under this

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d management services agreement, the Sponsors agreed to provide to the Company certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2.0 million per year.  Under this management services agreement, Apollo Management V, L.P. also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account Apollo Management V, L.P.’s expertise and relationships within the business and financial community.  Under this management services agreement, the Company also agreed to provide customary indemnification.  In addition, the Company paid a transaction fee of $15.0 million in the aggregate (plus reimbursement of expenses) to the Sponsors for financial advisory services rendered in connection with the Merger.  Thirty percent of this fee, or $4.5 million, was included as part of the purchase price and the remaining 70%, or $10.5 million, has been included in deferred financing costs.  These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger.

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

12. Supplemental Condensed Consolidating Financial Information

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

The information (1) at June 30, 2007, December 30, 2006 and July 1, 2006 and (2) for the thirteen weeks ended June 30, 2007 and July 1, 2006, the twenty-six weeks ended June 30, 2007 and the period February 14, 2006 to July 1, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity.  The information for the period January 1, 2006 to February 13, 2006 presents the results of operations and cash flows of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Week Period Ended June 30, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$13,995	$526,637	$52,939	$—	$593,571
Cost of sales, including buying and distribution costs	—	8,066	311,006	27,582	—	346,654

Gross profit	—	5,929	215,631	25,357	—	246,917
Selling, general and administrative expenses	—	5,055	259,018	25,106	—	289,179

Operating profit (loss)	—	874	(43,387)	251	—	(42,262)

Interest income	—	(1)	(9)	(99)	—	(109)
Interest expense	—	5,979	19,400	346	—	25,725

Interest expense, net	—	5,978	19,391	247	—	25,616

Other income, net	—	(12)	(275)	(1,138)	—	(1,425)

(Loss) income before income taxes	—	(5,092)	(62,503)	1,142	—	(66,453)

(Benefit) provision for income taxes	—	(1,950)	(22,730)	213	—	(24,467)

Net (loss) income	$—	$(3,142)	$(39,773)	$929	$—	$(41,986)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Week Period Ended July 1, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$15,774	$552,785	$43,024	$—	$611,583
Cost of sales, including buying and distribution costs	—	9,499	340,901	22,865	—	373,265

Gross profit	—	6,275	211,884	20,159	—	238,318
Selling, general and administrative expenses	—	4,612	259,776	18,831	—	283,219

Operating profit (loss)	—	1,663	(47,892)	1,328	—	(44,901)

Interest income	—	(27,988)	—	(28)	27,983	(33)
Interest expense	—	22,341	27,119	368	(27,983)	21,845

Interest (income) expense, net	—	(5,647)	27,119	340	—	21,812

Other income, net	—	(1,106)	(1,063)	(763)	—	(2,932)

Income (loss) before income taxes	—	8,416	(73,948)	1,751	—	(63,781)

Provision (benefit) for income taxes	—	3,171	(27,862)	37	—	(24,654)

Net income (loss)	$—	$5,245	$(46,086)	$1,714	$—	$(39,127)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twenty-six Week Period Ended June 30, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$27,811	$1,041,329	$95,991	$—	$1,165,131
Cost of sales, including buying and distribution costs	—	16,520	639,612	48,598	—	704,730

Gross profit	—	11,291	401,717	47,393	—	460,401
Selling, general and administrative expenses	—	10,185	516,626	45,304	—	572,115

Operating profit (loss)	—	1,106	(114,909)	2,089	—	(111,714)

Interest income	—	(9)	(9)	(246)	—	(264)
Interest expense	—	14,040	35,194	653	—	49,887

Interest expense, net	—	14,031	35,185	407	—	49,623

Other expense (income), net	—	248	(1,272)	(1,274)	—	(2,298)

(Loss) income before income taxes	—	(13,173)	(148,822)	2,956	—	(159,039)

(Benefit) provision for income taxes	—	(4,899)	(54,828)	848	—	(58,879)

Net (loss) income	$—	$(8,274)	$(93,994)	$2,108	$—	$(100,160)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period February 14, 2006 - July 1, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$23,934	$833,441	$62,053	$—	$919,428
Cost of sales, including buying and distribution costs	—	14,199	516,114	32,020	—	562,333

Gross profit	—	9,735	317,327	30,033	—	357,095
Selling, general and administrative expenses	—	7,384	384,071	29,324	—	420,779

Operating profit (loss)	—	2,351	(66,744)	709	—	(63,684)

Interest income	—	(45,402)	(81)	(49)	45,413	(119)
Interest expense	—	32,355	44,267	623	(45,413)	31,832

Interest (income) expense, net	—	(13,047)	44,186	574	—	31,713

Other income, net	—	(657)	(1,484)	(590)	—	(2,731)

Income (loss) before income taxes	—	16,055	(109,446)	725	—	(92,666)

Provision (benefit) for income taxes	—	6,180	(41,844)	(303)	—	(35,967)

Net income (loss)	$—	$9,875	$(67,602)	$1,028	$—	$(56,699)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period January 1, 2006 - February 13, 2006

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$7,684	$259,826	$17,461	$—	$284,971
Cost of sales, including buying and distribution costs	4,749	165,927	9,999	—	180,675

Gross profit	2,935	93,899	7,462	—	104,296
Selling, general and administrative expenses	2,571	164,013	8,840	—	175,424

Operating profit (loss)	364	(70,114)	(1,378)	—	(71,128)

Interest income	(2,374)	(139)	(14)	1,859	(668)
Interest expense	—	1,730	129	(1,859)	—

Interest (income) expense, net	(2,374)	1,591	115	—	(668)

Other income, net	(452)	(502)	(332)	—	(1,286)

Income (loss) before income taxes	3,190	(71,203)	(1,161)	—	(69,174)

Provision (benefit) for income taxes	976	(21,822)	(424)	—	(21,270)

Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,360	$10,550	$5,053	$—	$16,963
Accounts receivable	—	635	33,070	2,428	—	36,133
Inventories	—	14,849	778,865	64,654	—	858,368
Prepaid expenses and other current assets	—	245	12,903	1,140	—	14,288
Current deferred taxes	—	249	17,366	264	—	17,879
Total current assets	—	17,338	852,754	73,539	—	943,631

Property and equipment, net	—	6,387	434,443	46,659	—	487,489
Identifiable intangible assets, net	—	658	144,176	1,600	—	146,434
Goodwill	—	11,254	241,906	17,720	—	270,880
Intercompany receivables	—	—	554,158	13,323	(567,481)	—
Intercompany notes receivable	—	1,179,219	—	25,546	(1,204,765)	—
Investment in subsidiaries	455,308	717,203	—	—	(1,172,511)	—
Deferred financing costs and other noncurrent assets	—	41,952	613	24	—	42,589

Total assets	$455,308	$1,974,011	$2,228,050	$178,411	$(2,944,757)	$1,891,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$158,791	$32,230	$—	$191,021
Accrued expenses and other current liabilities	—	34,696	151,183	8,401	—	194,280
Mortgage note payable on property sold	—	—	2,043	—	—	2,043
Total current liabilities	—	34,696	312,017	40,631	—	387,344

Intercompany payable	—	567,481	—	—	(567,481)	—
Intercompany notes payable	—	—	1,153,800	50,965	(1,204,765)	—
Senior secured notes and other long-term debt	—	915,125	—	—	—	915,125
Noncurrent deferred income taxes	—	590	68,293	6,076	—	74,959
Other long-term liabilities	—	810	53,350	4,127	—	58,287
Total liabilities	—	1,518,702	1,587,460	101,799	(1,772,246)	1,435,715

Total shareholders’ equity	455,308	455,309	640,590	76,612	(1,172,511)	455,308

Total liabilities and shareholders’ equity	$455,308	$1,974,011	$2,228,050	$178,411	$(2,944,757)	$1,891,023

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,087	$10,218	$1,221	$—	$12,526
Accounts receivable	—	435	33,083	3,545	—	37,063
Inventories	—	14,822	728,503	49,677	—	793,002
Prepaid expenses and other current assets	—	141	14,662	505	—	15,308
Current deferred taxes	—	16,561	—	254	—	16,815
Total current assets	—	33,046	786,466	55,202	—	874,714

Property and equipment, net	—	10,154	477,390	43,285	—	530,829
Identifiable intangible assets, net	—	731	147,650	1,663	—	150,044
Goodwill	—	7,357	244,485	15,988	—	267,830
Intercompany receivables	—	—	774,784	22,986	(797,770)	—
Intercompany notes receivable	—	1,176,998	—	23,314	(1,200,312)	—
Investment in subsidiaries	544,742	802,241	—	—	(1,346,983)	—
Deferred financing costs and other noncurrent assets	—	33,813	687	17	—	34,517

Total assets	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$181,159	$23,601	$—	$204,760
Accrued expenses and other current liabilities	—	38,466	186,994	16,451	—	241,911
Total current liabilities	—	38,466	368,153	40,052	—	446,671

Intercompany payable	—	797,770	—	—	(797,770)	—
Intercompany notes payable	—	—	1,153,800	46,513	(1,200,313)	—
Senior secured notes and other long-term debt	—	687,800	2,076	—	—	689,876
Noncurrent deferred income taxes	—	(5,343)	125,894	5,426	—	125,977
Other long-term liabilities	—	905	46,953	2,809	—	50,667
Total liabilities	—	1,519,598	1,696,876	94,800	(1,998,083)	1,313,191

Total shareholders’ equity	544,742	544,742	734,586	67,655	(1,346,982)	544,743

Total liabilities and shareholders’ equity	$544,742	$2,064,340	$2,431,462	$162,455	$(3,345,065)	$1,857,934

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 1, 2006

(In Thousands) (Unaudited) (Restated)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$184	$7,550	$5,760	$—	$13,494
Accounts receivable	—	590	36,786	2,319	—	39,695
Inventories	—	16,463	784,502	53,858	—	854,823
Prepaid expenses and other current assets	—	38,716	31,722	4,220	—	74,658
Current deferred taxes	—	(29)	6,521	186	—	6,678
Total current assets	—	55,924	867,081	66,343	—	989,348

Property and equipment, net	—	7,988	538,809	43,984	—	590,781
Identifiable intangible assets, net	—	803	155,134	1,950	—	157,887
Goodwill	—	7,599	241,754	16,512	—	265,865
Intercompany receivables	—	—	631,189	—	(631,189)	—
Intercompany notes receivable	—	1,098,043	—	24,364	(1,122,407)	—
Investment in subsidiaries	595,351	855,220	—	—	(1,450,571)	—
Deferred financing costs and other noncurrent assets	—	34,788	562	14	—	35,364

Total assets	$595,351	$2,060,365	$2,434,529	$153,167	$(3,204,167)	$2,039,245

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$175,395	$16,096	$—	$191,491
Accrued expenses and other current liabilities	—	38,327	172,889	12,590	—	223,806
Current deferred taxes	—	—	—	—	—	—
Short-term borrowings	—	155,006	—	—	—	155,006
Total current liabilities	—	193,333	348,284	28,686	—	570,303

Intercompany payable	—	622,018	—	9,170	(631,188)	—
Intercompany notes payable	—	—	1,073,800	48,607	(1,122,407)	—
Senior secured notes and other long-term debt	—	650,000	2,108	—	—	652,108
Noncurrent deferred income taxes	—	(968)	171,280	5,749	—	176,061
Other long-term liabilities	—	631	42,164	2,627	—	45,422
Total liabilities	—	1,465,014	1,637,636	94,839	(1,753,595)	1,443,894

Total shareholders’ equity	595,351	595,351	796,893	58,328	(1,450,572)	595,351

Total liabilities and shareholders’ equity	$595,351	$2,060,365	$2,434,529	$153,167	$(3,204,167)	$2,039,245

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Twenty-six Week Period Ended June 30, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$—	$(8,274)	$(93,994)	$2,108	$—	$(100,160)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:	—	—	—	—	—
Depreciation and amortization	—	1,247	58,505	4,533	—	64,285
Deferred income taxes	—	18,119	(78,992)	135	—	(60,738)
Share-based compensation	—	1,455	—	—	—	1,455
Amortization of deferred financing charges	—	4,381	—	—	—	4,381
Loss on sale and disposals of property and equipment	—	292	15	—	—	307
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	—	(199)	13	1,370	—	1,184
Increase in inventories	—	(27)	(50,362)	(9,621)	—	(60,010)
(Increase) decrease in prepaid expenses and other current assets	—	(104)	1,759	956	—	2,611
Decrease (increase) in identifiable intangible assets and other noncurrent assets	—	—	75	(3)	—	72

(Decrease) increase in accounts payable	—	—	(22,369)	5,996	—	(16,373)
Decrease in accrued expenses and other liabilities	—	(6,277)	(23,823)	(8,869)	—	(38,969)

Net cash provided by (used in) operating activities	—	10,613	(209,173)	(3,395)	—	(201,955)

Cash flows from investing activities:

Additions to property and equipment	—	(1,830)	(17,072)	(3,593)	—	(22,495)
Proceeds from sale of property and equipment	—	3,300	—	—	—	3,300

Net cash provided by (used in) investing activities	—	1,470	(17,072)	(3,593)	—	(19,195)

Cash flows from financing activities:

Financing and direct acquisition costs	—	(12,320)	9,590	635	—	(2,095)
Intercompany movements	—	(226,815)	217,020	9,795	—	—
Net increase in borrowings under revolving credit facility	—	227,325	—	—	—	227,325
Payments on mortgage note	—	—	(33)	—	—	(33)

Net cash (used in) provided by financing activities	—	(11,810)	226,577	10,430	—	225,197

Effect of exchange rate changes on cash and cash equivalents	—	—	—	390	—	390

Net increase in cash and cash equivalents	—	273	332	3,832	—	4,437
Cash and cash equivalents at beginning of period	—	1,087	10,218	1,221	—	12,526

Cash and cash equivalents at end of period	$—	$1,360	$10,550	$5,053	$—	$16,963

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period February 14, 2006 - July 1, 2006

(In Thousands) (Unaudited) (Restated)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$—	$9,875	$(67,602)	$1,028	$—	$(56,699)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	796	43,144	2,876	—	46,816
Deferred income taxes	—	(6,490)	(7,666)	4,254	—	(9,902)
Share-based compensation	—	2,328	—	—	—	2,328
Amortization of deferred financing charges	—	1,610	—	—	—	1,610
Loss on disposals of property and equipment	—	—	73	—	—	73
Changes in assets and liabilities, net of effect of acquisition:
Decrease in accounts receivable	—	59	5,553	619	—	6,231
Increase in inventories	—	(2,045)	(28,165)	(3,223)	—	(33,433)
Increase in prepaid expenses and other current assets	—	(38,383)	(3,757)	(3,270)	—	(45,410)
Decrease (increase) in identifiable intangible assets and other noncurrent assets	—	—	242	(6)	—	236
(Decrease) increase in accounts payable	—	—	(42,289)	1,115	—	(41,174)
Increase (decrease) in accrued expenses and other liabilities	—	19,942	(35,922)	(2,189)	—	(18,169)

Net cash (used in) provided by operating activities	—	(12,308)	(136,389)	1,204	—	(147,493)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired	—	(1,220,466)	7,633	7,331	—	(1,205,502)
Investment in Linens ‘n Things, Inc.	(650,149)	—	—	—	650,149	—
Additions to property and equipment	—	(245)	(27,225)	(2,160)	—	(29,630)
Additions to investment in subsidiary	(1)	(116)	—	—	117	—

Net cash (used in) provided by investing activities	(650,150)	(1,220,827)	(19,592)	5,171	650,266	(1,235,132)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,150	—	—	—	—	650,150
Investment from Parent	—	650,150	—	116	(650,266)	—
Issuance of floating rate notes	—	650,000	—	—	—	650,000
Financing and direct acquisition costs	—	(59,220)	—	—	—	(59,220)
Intercompany movements	—	(162,617)	163,554	(937)	—	—
Net increase in borrowings under revolving credit facility	—	155,006	—	—	—	155,006
Payments on mortgage note	—	—	(23)	—	—	(23)

Net cash provided by (used in) financing activities	650,150	1,233,319	163,531	(821)	(650,266)	1,395,913

Effect of exchange rate changes on cash and cash equivalents	—	—	—	206	—	206

Net increase in cash and cash equivalents	—	184	7,550	5,760	—	13,494
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$184	$7,550	$5,760	$—	$13,494

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Predecessor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period January 1, 2006 - February 13, 2006

(In Thousands) (Unaudited)

	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,214	$(49,381)	$(737)	$—	$(47,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	11,662	777	—	12,642
Deferred income taxes	(730)	(6,108)	113	—	(6,725)
Share-based compensation	12,484	—	—	—	12,484
Amortization of deferred financing charges	—	43	—	—	43
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(288)	(2,582)	630	—	(2,240)
Decrease (increase) in inventories	687	(30,481)	(2,092)	—	(31,886)
(Increase) decrease in prepaid expenses and other current assets	(250)	(12,595)	692	—	(12,153)
Decrease in identifiable intangible assets and other noncurrent assets	11	9,515	54	—	9,580
Increase (decrease) in accounts payable	—	13,064	(1,054)	—	12,010
(Decrease) increase in accrued expenses and other liabilities	(27,564)	24,083	(4,326)	—	(7,807)

Net cash used in operating activities	(13,233)	(42,780)	(5,943)	—	(61,956)

Cash flows from investing activities:
Additions to property and equipment	(107)	(8,533)	(2,316)	—	(10,956)

Net cash used in investing activities	(107)	(8,533)	(2,316)	—	(10,956)

Cash flows from financing activities:
Intercompany movements	(52,158)	49,564	2,594	—	—
Federal tax benefit from common stock issued under stock incentive plans	4,298	—	—	—	4,298
Payments on mortgage note	—	(10)	—	—	(10)
Decrease in treasury stock	—	674	—	—	674

Net cash (used in) provided by financing activities	(47,860)	50,228	2,594	—	4,962

Effect of exchange rate changes on cash and cash equivalents	—	—	125	—	125

Net decrease in cash and cash equivalents	(61,200)	(1,085)	(5,540)	—	(67,825)
Cash and cash equivalents at beginning of period	136,569	8,718	12,871	—	158,158

Cash and cash equivalents at end of period	$75,369	$7,633	$7,331	$—	$90,333

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

The Company, under the name “Linens ‘n Things,” is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods.  As of June 30, 2007, the Company operated 580 stores in 47 states and in seven provinces across Canada.

Critical Accounting Policies

The following includes discussion and analysis about the condensed consolidated financial statements of Linens Holding Co. and its subsidiaries and Predecessor.  The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 12 to the unaudited condensed consolidated financial statements) because management has determined that the differences in such financial statements are minor.

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

Business Combination

On February 14, 2006, the Company acquired all of the outstanding common stock of the Company’s Predecessor Entity, Linens ‘n Things, Inc., for total cash consideration of approximately $1.3 billion.  The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.  As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

Valuation of Inventory

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 45.4% of total assets at June 30, 2007.  Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”).  Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that is used in the retail industry due to its practicality.  Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost.  The methodologies utilized by the Company in its application of RIM are consistent for all periods presented.  Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes.  At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates.  Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.  Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future.  The sales returns calculations are regularly compared with actual return experience.  In preparing its condensed consolidated financial statements as of June 30, 2007, December 30, 2006 and July 1, 2006, the Company’s sales returns reserve was approximately $4.1 million, $5.9 million and $5.6 million, respectively.

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

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance.  Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired.  At June 30, 2007, December 30, 2006 and July 1, 2006, the Company’s net book value for property and equipment was approximately $487.5 million, $530.8 million and $590.8 million, respectively, goodwill was approximately $270.9 million, $267.8 million and $265.9 million, respectively, and identifiable intangible assets, net was $146.4 million, $150.0 million and $157.9 million, respectively.

There was no impairment loss recognized in the condensed consolidated statement of operations for any of the periods presented.

Store Closure Cost

In fiscal 2001, the Company recorded a pre-tax restructuring and asset impairment charge of $37.8 million ($23.7 million after-tax) related to the closing of certain under-performing stores.  As of June 30, 2007, December 30, 2006 and July 1, 2006, the Company had $2.7 million, $3.6 million and $3.4 million, respectively, remaining related to this reserve.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation, medical and general liability costs that exceed certain limits for each type of insurance program.  The Company is responsible for the payment of claims under these insured excess limits.  The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries.  Workers’ compensation is recorded at its net present value.  In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors.  The ultimate cost of these claims may vary from the established accrual.  While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimate process.  The accrued obligation for these self-insurance programs was approximately $15.7 million, $16.2 million and $14.7 million as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively.

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

On February 14, 2006, the board of directors and stockholders of Linens Holding Co. adopted the Linens Holding Co. Stock Option Plan (the “Plan”).  Under the Plan, the Company grants stock options for a fixed number of shares to key employees and directors.  The Company recognizes the cost of all time-based employee stock option grants on a straight-line attribution basis and the cost of all performance-based employee stock option grants on an accelerated basis.  There are no restricted stock units under the Plan.

The Company uses the Monte Carlo simulation option-pricing model for estimating the fair value of performance-based employee stock option grants and the Black-Scholes option-pricing model for time-based employee stock option grants issued under the Plan.  Both models include various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company.  As a result, if other assumptions had been used, total share-based compensation cost as determined in accordance with SFAS No. 123 (Revised 2004) could have been materially impacted.  Furthermore, if the Company uses different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

Under SFAS No. 123 (Revised 2004), the Company is also required to record share-based compensation expense net of estimated forfeitures.  The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated, primarily based upon historical data.  The actual forfeiture rate could differ from these estimates.

Derivative Financial Instruments

The Company has designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the condensed consolidated balance sheet.  Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the condensed consolidated balance sheet and subsequently recognized in the condensed consolidated statement of operations when the hedged item affects income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  There was no hedge ineffectiveness during the twenty-six weeks ended June 30, 2007.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) at the beginning of the current fiscal year.  FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company’s estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

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

The acquisition of Linens ‘n Things, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition.  The purchase price paid by Linens Holding Co. to acquire the Company and related purchase accounting adjustments were “pushed down” and recorded in Linens ‘n Things, Inc. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “Successor” period beginning on the day the acquisition was completed.  As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers engaged to perform valuations of certain of the tangible and intangible assets acquired.  In essence, the Company’s assets and liabilities were adjusted to fair value as of the closing date of the acquisition, and the excess of the total purchase price over the fair value of the Company’s net assets was allocated to goodwill.

In connection with the acquisition, the Company incurred significant additional indebtedness, including $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 issued by two of the Company’s subsidiaries (the “Notes”), which increased the Company’s interest expense.  Payments required to service this indebtedness substantially increased the Company’s liquidity requirements in fiscal 2006 as compared to fiscal 2005, and will do so in fiscal 2007 and future years.  The Company’s depreciation and amortization expense increased significantly as well, primarily due to decreases in the depreciable lives of tangible assets and an increase in the fair values of the Company’s amortizable intangible assets.

The following discussion and analysis of the Company’s historical financial condition and results of operation covers periods prior to and after the consummation of the acquisition.

Results of Operations

Thirteen Weeks Ended June 30, 2007 Compared with Thirteen Weeks Ended July 1, 2006

Net sales for the thirteen weeks ended June 30, 2007 decreased approximately 2.9% to $593.6 million compared to $611.6 million for the same period last year.  The decrease in net sales is primarily due to the impact of a decline in comparable store sales offset by the opening of new stores since July 1, 2006.  Comparable store sales decreased 7.3% for the thirteen weeks ended June 30, 2007 compared to an increase of 0.3% for the same period last year, as restated for a change in late fiscal 2006 to the Company’s policy for determining comparable store sales.  The decline in comparable store sales is primarily due to a decline in guest transactions and significantly less clearance activity during the thirteen weeks ended June 30, 2007 compared to the same period last year.  At June 30, 2007, the Company operated 580 stores, including 38 stores in Canada, as compared with 555 stores, including 30 stores in Canada, at July 1, 2006.  Store square footage increased approximately 3.9% to 19.2 million at June 30, 2007 compared with 18.5 million at July 1, 2006.  During the thirteen weeks ended June 30, 2007, the Company opened seven stores as compared with opening six stores during the same period last year.  There were no stores closed in the current and prior year periods.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales.  Buying expenses include all direct and indirect costs to procure merchandise.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.  For the thirteen weeks ended June 30, 2007 gross profit was $246.9 million, or 41.6% of net sales, compared with $238.3 million, or 39.0% of net sales, for the same period last year.  The increase in gross profit as a percentage of net sales for the second quarter was driven by lower net markdowns in the current period reflecting less clearance activity than the same period last year as described above, and a more balanced performance across product categories.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses.  SG&A for the thirteen weeks ended June 30, 2007 was $289.2 million, or 48.7% of net sales, compared with $283.2 million, or 46.3% of net sales, for the same period last year.  SG&A includes depreciation and amortization of $32.4 million, or 5.5% of net sales, for the thirteen weeks ended June 30, 2007, compared with $31.8 million, or 5.2% of net sales, for the same period last year.  The increase in SG&A as a percentage of net sales is primarily due to higher occupancy costs and other costs in the face of negative comparable store sales.

Operating loss for the thirteen weeks ended June 30, 2007 was approximately $42.3 million, or (7.1%) of net sales, compared with an operating loss of $44.9 million, or (7.3%) of net sales, for the same period last year.

Interest expense, net for the thirteen weeks ended June 30, 2007 increased to approximately $25.6 million from $21.8 million during the same period last year.  Higher average borrowings to fund working capital needs and an increase in average borrowing interest rates contributed to the overall increase in interest expense, net.

Other income, net for the thirteen weeks ended June 30, 2007 decreased to $1.4 million compared to $2.9 million for the same period last year due to declines in foreign exchange gain and income from gift cards that are not expected to be redeemed.

The Company’s income tax benefit was approximately $24.5 million for the thirteen weeks ended June 30, 2007 compared with an income tax benefit of $24.7 million for the same period last year.  The Company’s effective tax benefit rate for the thirteen weeks ended June 30, 2007 decreased to 36.8% compared to 38.7% for the same period last year primarily due to an increase in foreign tax expense.

The Company’s net loss for the thirteen weeks ended June 30, 2007 was approximately $42.0 million compared with a net loss of $39.1 million for the same period last year.

Twenty-six Weeks Ended June 30, 2007 Compared with Twenty-six Weeks Ended July 1, 2006

As a result of the acquisition, the prior period’s financial results for the twenty-six weeks ended July 1, 2006 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006 and the “Successor Entity” covering the period February 14, 2006 through July 1, 2006.  For comparative purposes, the Company combined the two periods from January 1, 2006 through July 1, 2006 in its discussion below.  This combination is not GAAP presentation.  However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

		Twenty-six Weeks Ended July 1, 2006
	Twenty- six Weeks Ended June 30, 2007	January 1, 2006 to February 13, 2006 (Predecessor Entity)	February 14, 2006 to July 1, 2006 (Successor Entity)	January 1, 2006 to July 1, 2006 (Combined)	Increase (Decrease)

Net sales	$1,165,131	$284,971	$919,428	$1,204,399	$(39,268)
Cost of sales, including buying and distribution costs	704,730	180,675	562,333	743,008	(38,278)

Gross profit	460,401	104,296	357,095	461,391	(990)
Selling, general and administrative expenses	572,115	175,424	420,779	596,203	(24,088)

Operating loss	(111,714)	(71,128)	(63,684)	(134,812)	23,098

Interest income	(264)	(668)	(119)	(787)	523
Interest expense	49,887	—	31,832	31,832	18,055

Interest expense (income), net	49,623	(668)	31,713	31,045	18,578

Other income, net	(2,298)	(1,286)	(2,731)	(4,017)	1,719

Loss before benefit for income taxes	(159,039)	(69,174)	(92,666)	(161,840)	2,801
Benefit for income taxes	(58,879)	(21,270)	(35,967)	(57,237)	(1,642)

Net loss	$(100,160)	$(47,904)	$(56,699)	$(104,603)	$4,443

Net sales for the twenty-six weeks ended June 30, 2007 decreased approximately 3.3% to $1,165.1 million compared to $1,204.4 million for the same period last year.  The decrease in net sales is primarily due to the impact of a decline in comparable store sales offset by the opening of new stores since July 1, 2006.  Comparable store sales decreased 6.3% for the twenty-six weeks ended June 30, 2007 compared to a decline of 1.7% for the same period last year, as restated for a change in late fiscal 2006 to the Company’s policy for determining comparable store sales.  The decline in comparable store sales is primarily due to a decline in guest transactions.  During the twenty-six weeks ended June 30, 2007, the Company opened nine stores as compared with opening 13 stores during the same period last year.  There were no stores closed in the current and prior year periods.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales.  Buying expenses include all direct and indirect costs to procure merchandise.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.  For the twenty-six weeks ended June 30, 2007 gross profit was $460.4 million, or 39.5% of net sales, compared with $461.4 million, or 38.3% of net sales, for the same period last year.  The increase in gross profit as a percentage of net sales is due to lower net markdowns.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses.  SG&A for the twenty-six weeks ended June 30, 2007 was $572.1 million, or 49.1% of net sales, compared with $596.2 million, or 49.5% of net sales, for the same period last year, which included approximately $46.3 million of costs related to the acquisition, or 3.8% of net sales.  The increase in SG&A as a percentage of net sales is primarily due to higher occupancy costs and other costs in the face of negative comparable store sales.

Operating loss for the twenty-six weeks ended June 30, 2007 was approximately $111.7 million, or ( 9.6%) of net sales, compared with an operating loss of $134.8 million, or (11.2%) of net sales, for the same period last year.  Operating loss for the prior period included approximately $46.3 million of costs related to the acquisition, or (3.8%) of net sales.

Interest expense, net for the twenty-six weeks ended June 30, 2007 increased to approximately $49.6 million from $31.0 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.  In addition, higher average borrowings required to fund working capital needs, an increase in average borrowing interest rates, and lower average investment balances primarily contributed to the overall increase in interest expense, net.

Other income, net for the twenty-six weeks ended June 30, 2007 decreased to $2.3 million compared to $4.0 million for the same period last year.  The decrease is due to declines in foreign exchange gain and income from gift cards that are not expected to be redeemed.

The Company’s income tax benefit was approximately $58.9 million for the twenty-six weeks ended June 30, 2007 compared with an income tax benefit of $57.2 million for the same period last year.  The Company’s effective tax benefit rate for the twenty-six weeks ended June 30, 2007 increased to 37.0% compared to 35.4% for the same period last year primarily due to deductible transaction related costs not included in the prior period.

The Company’s net loss for the twenty-six weeks ended June 30, 2007 was approximately $100.2 million compared with a net loss of $104.6 million for the same period last year.  As noted above, the net loss for the current period is not necessarily comparable to the net loss for the prior period as the prior period includes significantly higher costs related to the acquisition partially offset by lower interest, depreciation and amortization recorded prior to the completion of the Merger on February 14, 2006.

Liquidity and Capital Resources

The Company incurred $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. in connection with the Merger.  The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15.  The interest rate on the Notes is reset quarterly.  The Notes mature on January 15, 2014.  As of June 30, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.  On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.

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

Concurrent with the closing of the Merger in February 2006, the Issuers also entered into a new senior secured asset-based revolving credit facility agreement (the “Original Credit Facility”) with third-party institutional lenders, which expires February 14, 2011.  In May 2007, the Company entered into an amended and restated credit agreement (the “Credit Facility”).  The provisions of the Credit Facility are substantially the same as in the Original Credit Facility with several modifications that are generally favorable to the Company.  The provisions of the Credit Facility were modified for: (i)  a $100.0 million increase in the Credit Facility maximum availability from $600.0 million to $700.0 million; (ii) a decrease in the “Excess Availability” threshold for purposes of mandatory compliance with certain financial ratio maintenance covenants from $75.0 million to $70.0 million; and (iii) several other modifications that are all favorable to the Company including permitting the Company to make a one-time change in its fiscal year upon 45 days’ written notice to the administrative agents.  A copy of the Credit Facility is attached as Exhibit 10.1 to Form 8-K filed with the SEC on May 29, 2007.

The Credit Facility provides senior secured financing of up to $700.0 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves.  A portion of the Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base.

The Credit Facility contains certain customary affirmative covenants and events of default, but does not require the Company to comply with any financial ratio maintenance covenants unless the excess availability under the Credit Facility does not exceed $70.0 million.  During the twenty-six weeks ended June 30, 2007, the Company always maintained excess availability under the Credit Facility above $70.0 million and, accordingly, is not subject to compliance with certain financial ratio maintenance covenants as of June 30, 2007.  The Company is not obligated under any formal or informal compensating balance requirements

Borrowings under the Credit Facility bear interest at a rate equal to, at the Issuers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder.

As of June 30, 2007, the Issuers had (i) $265.1 million in borrowings outstanding under the Credit Facility at an average interest rate of 6.9%; (ii) $17.0 million of cash on hand; (iii) $64.6 million of letters of credit outstanding issued under the Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iv) $219.1 million of additional availability under the Credit Facility.

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

As a result of the acquisition, the cash flow results for the twenty-six weeks ended July 1, 2006 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor Entity”, covering the period January 1 to February 13, 2006 and the “Successor Entity” covering the period February 14 to July 1, 2006.  The comparable period results for the current year are presented under “Successor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through July 1, 2006 in its discussion below.  This combination is not a GAAP presentation.  However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash used in operating activities for the twenty-six weeks ended June 30, 2007 was $202.0 million, which is slightly lower when compared with $209.4 million used in operating activities for the same period last year, determined by combining net cash used in operating activities of $147.4 million and $62.0 million for the periods February 14, 2006 to July 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  The use of cash for the twenty-six weeks ended June 30, 2007 reflects the Company’s customary seasonal investment in working capital as it prepares for the upcoming back-to-school selling season as well as the payment of cash interest and income taxes. Net cash used in operating activities for the thirteen weeks ended June 30, 2007 was $54.8 million, which reflects seasonal working capital requirements as the Company prepares for the back-to-school selling season.

Net cash used in investing activities for the twenty-six weeks ended June 30, 2007 was $19.2 million compared with $1,246.1 million used in investing activities for the same period last year, determined by combining net cash used in investing activities of $1,235.1 million and $11.0 million for the periods February 14, 2006 to July 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  Excluding the prior period cost in connection with the acquisition, net cash used in investing activities decreased $21.4 million from the prior year due to fewer new store openings and the receipt of $3.3 million from the sale and subsequent leaseback of property related to one of its stores.  The Company currently estimates capital expenditures will be approximately $40 million in fiscal 2007, primarily to open approximately 20 new stores, to maintain existing stores, and for system enhancements and other capital additions.

Net cash provided by financing activities for the twenty-six weeks ended June 30, 2007 was $225.2 million compared with $1,400.9 million provided by financing activities for the same period last year, determined by combining net cash provided by financing activities of $1,395.9 million and $5.0 million for the periods February 14, 2006 to July 1, 2006 and January 1, 2006 to February 13, 2006, respectively.  Excluding the prior period cash flows resulting from the acquisition, net cash provided by financing activities increased $70.2 million from the prior year.  The increase in net cash provided by financing activities is due to higher borrowings from the asset-based revolving credit facility.

Management regularly reviews and evaluates its liquidity and capital needs.  The Company experiences peak periods for its liquidity needs generally during the third quarter and fourth quarter of the fiscal year.  As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the Credit Facility from those currently existing and/or other debt or equity funding.  Management currently believes that the Company’s cash flows from operations and its availability under the Credit Facility will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due; however, no assurance can be given that it will be able to obtain access to increases to the Credit Facility or additional capacity from new credit facilities in the future should they become necessary.

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

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Credit Facility and the Notes.  The asset-based revolving credit facility and the Notes carry floating rate interest and, therefore, the Company’s condensed consolidated statement of operations and the condensed consolidated statement of cash flows for fiscal 2007 will be exposed to changes in interest rates.  As of June 30, 2007, the Company had $265.1 million in borrowings under the Credit Facility at an average interest rate of 6.9% and $650.0 million aggregate principal amount in Notes at an interest rate of 11.0%, based on a LIBOR rate of 5.4%.  As of June 30, 2007 a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $9.2 million.

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

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The collar agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the collar agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the collar agreement are matched exactly to those of the Notes.  The collar agreement has an ultimate maturity of January 15, 2008.  At the inception of the collar agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At June 30, 2007, the notional amount of debt related to the collar agreement was $650.0 million and the fair value of the collar agreement was approximately a de minimis liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.  The cap agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Payment and reset dates under the cap agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The cap agreement has an ultimate maturity of January 15, 2009.  The Company paid a premium of $0.7 million to purchase the cap agreement.  The cap agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract enables the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At June 30, 2007, the notional amount of debt related to the cap agreement was $650.0 million and the fair value of the instrument was approximately a $0.04 million asset.

The Company has determined that the collar agreement and the cap agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  During the thirteen and twenty-six weeks ended June 30, 2007, the Company recorded a gain of approximately $0.08 million and $0.05 million in accumulated other comprehensive income (loss), respectively, related to these changes in fair value.  The collar agreement and the cap agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period.  Both agreements are expected to have no ineffectiveness during their contractual lives.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 38 stores in Canada as of June 30, 2007.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of June 30, 2007 and for the twenty-six weeks then ended the Company did not hedge against foreign currency risks.

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.

Date: August 14, 2007	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)