Form 10-Q
period 2007-09-29
Linens Holding Co.; Linens 'N Things Center, Inc.; LINENS N THINGS INC
filed 2007-11-13
CIK 1366913, 1366909, 1023052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

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

Yes ☐     No ☒

As of October 31, 2007, there were 13,013,000 shares of Linens Holding Co. common stock, $0.01 par value, outstanding; 1,000 shares of Linens ‘n Things, Inc. common stock, $0.01 par value, outstanding; and 100 shares of Linens ‘n Things Center, Inc. common stock, no par value, outstanding.

EXPLANATORY NOTE

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company. On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”). The Merger was financed in part by the issuance of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc., a wholly owned subsidiary of Linens ‘n Things, Inc. The Notes are guaranteed by the Company and each of its domestic subsidiaries (other than Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.). This report also contains the condensed consolidated financial statements of the Company’s predecessor entity, Linens ‘n Things, Inc. and its subsidiaries, for the period January 1, 2006 to February 13, 2006. The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries. The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 13) because management has determined that the differences in such financial statements are minor. Unless the context requires otherwise, “we,” “us,” “our,” or the “Company” refer to Linens Holding Co. and its subsidiaries and, for periods prior to February 14, 2006, the Company’s predecessor entity and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended September 30, 2006

Net sales	$666,791	$658,155
Cost of sales, including buying and distribution costs	405,687	388,579

Gross profit	261,104	269,576

Selling, general and administrative expenses	300,927	287,429
Impairment of property and equipment	16,779	—

Operating loss	(56,602)	(17,853)

Interest income	(74)	(18)
Interest expense	24,197	23,572

Interest expense, net	24,123	23,554

Other (income) expense, net	(1,539)	323

Loss before provision (benefit) for income taxes	(79,186)	(41,730)
Provision (benefit) for income taxes	743	(14,355)

Net loss	$(79,929)	$(27,375)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Thirty-nine Weeks Ended September 29, 2007	February 14, 2006 to September 30, 2006	January 1, 2006 to February 13, 2006
	(Successor Entity)	(Successor Entity)	(Predecessor Entity)

Net sales	$1,831,922	$1,577,583	$284,971
Cost of sales, including buying and distribution costs	1,110,417	951,007	180,675

Gross profit	721,505	626,576	104,296

Selling, general and administrative expenses	873,042	708,113	175,424
Impairment of property and equipment	16,779	—	—

Operating loss	(168,316)	(81,537)	(71,128)

Interest income	(338)	(137)	(668)
Interest expense	74,084	55,404	—

Interest expense (income), net	73,746	55,267	(668)

Other income, net	(3,837)	(2,408)	(1,286)

Loss before benefit for income taxes	(238,225)	(134,396)	(69,174)
Benefit for income taxes	(58,136)	(50,322)	(21,270)

Net loss	$(180,089)	$(84,074)	$(47,904)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)(Unaudited)

	September 29, 2007	December 30, 2006	September 30, 2006

Assets
Current assets:
Cash and cash equivalents	$12,101	$12,526	$11,394
Accounts receivable	33,942	37,063	33,886
Inventories	976,005	793,002	999,316
Prepaid expenses and other current assets	17,253	15,308	66,788
Current deferred taxes	13,788	16,815	12,225

Total current assets	1,053,089	874,714	1,123,609
Property and equipment, net of accumulated depreciation of $188,671, $100,616 and $74,339 at September 29, 2007, December 30, 2006 and September 30, 2006, respectively	447,773	530,829	572,500
Identifiable intangible assets, net	144,583	150,044	155,361
Goodwill	272,081	267,830	265,702
Deferred financing costs and other noncurrent assets	41,001	34,517	35,218

Total assets	$1,958,527	$1,857,934	$2,152,390

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$267,054	$204,760	$291,683
Accrued expenses and other current liabilities	203,528	241,911	195,120
Short-term borrowings	—	—	225,870

Total current liabilities	470,582	446,671	712,673
Senior secured notes and other long-term debt	978,180	689,876	652,092
Noncurrent deferred income taxes	67,914	125,977	170,491
Other long-term liabilities	59,611	50,667	48,512

Total liabilities	1,576,287	1,313,191	1,583,768

Shareholders’ equity:
Common stock, $0.01 par value; 15,000,000 shares authorized; 13,013,000 shares issued and outstanding at September 29, 2007, December 30, 2006 and September 30, 2006	131	131	131
Additional paid-in capital	654,727	652,395	651,636
Accumulated deficit	(286,622)	(106,533)	(84,074)
Accumulated other comprehensive income (loss)	14,004	(1,250)	929

Total shareholders’ equity	382,240	544,743	568,622

Total liabilities and shareholders’ equity	$1,958,527	$1,857,934	$2,152,390

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Successor Entity		Predecessor Entity
	Thirty-nine Weeks Ended September 29, 2007	February 14, 2006 to September 30, 2006	January 1, 2006 to February 13, 2006

Cash flows from operating activities:
Net loss	$(180,089)	$(84,074)	$(47,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,274	80,215	12,642
Deferred income taxes	(64,075)	(23,234)	(6,725)
Share-based compensation	2,330	3,363	12,484
Amortization of deferred financing charges	6,076	5,429	43
Loss on sales and disposals of property and equipment	539	416	—
Impairment of property and equipment	16,779	—	—
Changes in assets and liabilities, net of effect of acquisition:
Decrease (increase) in accounts receivable	3,580	12,047	(2,240)
Increase in inventories	(172,723)	(177,910)	(31,886)
Decrease (increase) in prepaid expenses and other current assets	1,625	(34,097)	(12,153)
Decrease (increase) in identifiable intangible assets and other noncurrent assets	119	(2,498)	9,580
Increase in accounts payable	56,488	59,051	12,010
Decrease in accrued expenses and other liabilities	(29,217)	(42,038)	(7,807)

Net cash used in operating activities	(261,294)	(203,330)	(61,956)

Cash flows from investing activities:
Acquisition of the Predecessor Entity, net of cash acquired(1)	—	(1,205,502)	—
Additions to property and equipment	(31,247)	(48,776)	(10,956)
Proceeds from sales of property and equipment	5,400	3,100	—

Net cash used in investing activities	(25,847)	(1,251,178)	(10,956)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	—	650,650	—
Issuance of floating rate notes	—	650,000	—
Financing and direct acquisition costs	(2,146)	(59,930)	—
Premium paid for derivative financial instrument	—	(700)	—
Federal tax benefit from common stock issued under stock incentive plans	—	—	4,298
Net increase in borrowings under revolving credit facility	290,380	225,870	—
Decrease in treasury stock	—	—	674
Payments on mortgage note	(2,076)	(38)	(10)

Net cash provided by financing activities	286,158	1,465,852	4,962

Effect of exchange rate changes on cash and cash equivalents	558	50	125
Net (decrease) increase in cash and cash equivalents	(425)	11,394	(67,825)
Cash and cash equivalents at beginning of period	12,526	—	158,158

Cash and cash equivalents at end of period	$12,101	$11,394	$90,333

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$66,709	$35,397	$135
Income taxes
Income taxes paid	$13,012	$40,858	$57
Income tax refunds	$1,351	$2,229	$—

Non-cash transactions:
Increase (decrease) in goodwill due to purchase accounting adjustments, net	$4,251	$(283)	$—
Decrease in accrued additions to property and equipment	$7,734	$7,638	$3,180

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

On November 8, 2005, Linens Merger Sub Co. was formed by affiliates of Apollo Management, L.P., and National Realty & Development Corp. and Silver Point Capital Fund Investments LLC (collectively, the “Sponsors”) to serve as a holding company. On February 14, 2006, Linens Merger Sub Co. merged with and into Linens ‘n Things, Inc. (the “Merger”), and Linens ‘n Things, Inc., as the surviving corporation, became a wholly owned subsidiary of Linens Holding Co. (the “Company”). The acquisition and related financings are referred to collectively as the “Transactions” and are discussed in more detail in Note 3 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. As a result of the consummation of the Transactions, a new entity (the “Successor” or “Successor Entity”) was formed for financial accounting purposes with an effective date of February 14, 2006, consisting of Linens Holding Co. and Subsidiaries. The condensed consolidated financial statements as of September 29, 2007 and September 30, 2006, for the thirty-nine weeks ended September 29, 2007 and for the period February 14, 2006 to September 30, 2006 show the financial position and results of operations and cash flows of the Successor Entity, Linens Holding Co. and Subsidiaries. The condensed consolidated financial statements for the period January 1, 2006 to February 13, 2006 show the results of operations and cash flows of Linens ’n Things, Inc. and Subsidiaries (the “Predecessor” or “Predecessor Entity”).

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

The accompanying condensed consolidated financial statements are those of Linens Holding Co. and its subsidiaries. The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the “Issuers” as described in Note 13) because management has determined that the differences in such financial statements are minor.

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Share-based Compensation Plans—Predecessor Entity

Prior to the completion of the Merger, the Predecessor granted stock options and restricted stock units for a fixed number of shares to employees and directors under share-based compensation plans, which are more fully described in Note 13 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K under “Share-based Compensation Plans—Predecessor Entity.”  The exercise prices of the stock options were equal to the fair market value of the underlying shares at the date of grant. Compensation expense for restricted stock awards was measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Predecessor’s common stock. Such value was recognized as an expense over the vesting period of the award adjusted for actual forfeitures.

Upon completion of the Merger and in accordance with the terms of the stock plans, all of the outstanding stock options became fully vested and immediately exercisable. Each option was valued at an amount equal to the excess of $28.00 over the underlying stock option exercise price, less applicable withholding taxes. Each restricted stock unit award was exercised at $28.00 in cash, without interest, less applicable withholding taxes.

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

As of September 29, 2007, a total of 953,696 stock options were outstanding.

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The following is a summary of share-based option activity for the thirty-nine weeks ended September 29, 2007:

Successor Entity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at December 30, 2006	839,946	$50.00
Options granted	221,750	50.00
Exercised	—	—
Canceled	(108,000)	50.00

Outstanding at September 29, 2007	953,696	$50.00	5.77

Exercisable at September 29, 2007	190,157	$50.00	5.62

There are no provisions in the Plan for the issuance of restricted stock units.

The weighted-average grant date fair value of options granted during the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006 was $9.30 and $17.34, respectively.

There were no stock option exercises during the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006.

The following is a summary of the activity for nonvested stock option grants as of September 29, 2007 and the changes for the thirty-nine weeks then ended:

	Successor Entity Stock Options
	Options	Fair Value(1)
Nonvested at December 30, 2006	736,946	$17.41
Grants	221,750	$9.30
Vested	(90,655)	$16.59
Canceled	(104,502)	$16.91

Nonvested at September 29, 2007	763,539	$15.22

(1)         Represents the weighted-average grant date fair value per option, using the Monte Carlo simulation option-pricing model for Performance Options, and the Black-Scholes option-pricing model for Time Options.

The total fair value of stock options vested during the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006 was approximately $1.5 million and $1.6 million, respectively.

As of September 29, 2007, there was approximately $7.7 million of total unrecognized compensation cost related to stock option grants both under and outside the Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.3 years. The compensation cost that has been charged against income for stock option grants was approximately $0.9 million and $1.0 million for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The compensation cost that has been charged against income for stock option grants was approximately $2.3 million and $3.4 million for the thirty-nine weeks ended September 29, 2007 and for the period February 14, 2006 to September 30, 2006, respectively. Such compensation cost is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Presented below is a comparative summary of valuation assumptions for grants issued in each of the indicated periods:

Valuation Assumptions:	Thirteen Weeks Ended September 29, 2007 (Monte Carlo Simulation and Black-Scholes)	Thirteen Weeks Ended September 30, 2006 (Monte Carlo Simulation and Black-Scholes)
Weighted-average calculated value of options granted	$9.03	$16.43
Expected volatility (1)	N/A	N/A
Weighted-average volatility (1)	30.6%	36.2%
Weighted-average expected term (in years)	3.6	3.6
Dividend yield	—	—
Risk-free interest rate	4.2% - 5.1%	4.6% - 5.0%
Weighted-average risk-free interest rate	4.6%	4.8%
Weighted average expected annual forfeiture	1.2%	1.6%

Valuation Assumptions:	Thirty-nine Weeks Ended September 29, 2007 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)	February 14, 2006 to September 30, 2006 (Monte Carlo Simulation and Black-Scholes) (Successor Entity)	January 1, 2006 to February 13, 2006 (Black-Scholes) (Predecessor Entity)
Weighted-average calculated value of options granted	$9.30	$17.34	No Grants
Expected volatility (1)	N/A	N/A	No Grants
Weighted-average volatility (1)	33.6%	37.9%	No Grants
Weighted-average expected term (in years)	3.4	3.7	No Grants
Dividend yield	—	—	No Grants
Risk-free interest rate	4.2% - 5.1%	4.6% - 5.2%	No Grants
Weighted-average risk-free interest rate	4.6%	4.8%	No Grants
Weighted average expected annual forfeiture	1.9%	3.8%	No Grants

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Share-based employee compensation expense included in net loss in the condensed consolidated statements of operations, net of related tax effects, is detailed as follows:

	Successor Entity		Predecessor Entity
(In thousands)	Thirty-nine Weeks Ended September 29, 2007	February 14, 2006 to September 30, 2006	January 1, 2006 to February 13, 2006
Compensation expense:
Stock option grants	$2,330	$3,363	$9,305
Restricted stock units	—	—	3,179

	2,330	3,363	12,484

Benefit for income taxes:
Stock option grants	(569)	(1,258)	(2,861)
Restricted stock units	—	—	(978)

	(569)	(1,258)	(3,839)

Share-based employee compensation expense, net of related tax effects	$1,761	$2,105	$8,645

3. Comprehensive Loss

Comprehensive loss for the thirteen weeks ended September 29, 2007 and September 30, 2006 is as follows:

(In thousands)	Thirteen Weeks Ended September 29, 2007	Thirteen Weeks Ended September 30, 2006
Net loss	$(79,929)	$(27,375)
Other comprehensive income (loss)
Cumulative translation adjustments	6,007	(127)
Unrealized loss on hedge arrangements(1)	(22)	(898)

Comprehensive loss	$(73,944)	$(28,400)

(1)         On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes. On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9 for disclosures regarding these derivatives).

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Comprehensive loss for the thirty-nine weeks ended September 29, 2007, the period February 14, 2006 to September 30, 2006 and the period January 1, 2006 to February 13, 2006 is as follows:

	Successor Entity		Predecessor Entity
(In thousands)	Thirty-nine Weeks Ended September 29, 2007	February 14, 2006 to September 30, 2006	January 1, 2006 to February 13, 2006
Net loss	$(180,089)	$(84,074)	$(47,904)
Other comprehensive income (loss)
Cumulative translation adjustments	15,227	1,827	253
Unrealized gain (loss) on hedge arrangements(1)	27	(898)	—

Comprehensive loss	$(164,835)	$(83,145)	$(47,651)

(1)         On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes. On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9 for disclosures regarding these derivatives).

4. Impairment of Property and Equipment

During the thirteen weeks ended September 29, 2007, the Company initiated a formal impairment analysis of both tangible and intangible long-term assets. Based on this analysis, the Company determined that the carrying value of certain property and equipment exceeded its related estimated future undiscounted cash flows. As a result, the Company reduced the carrying value of property and equipment to its fair value by approximately $16.8 million.

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

Goodwill

The following table presents an analysis of the change in goodwill for the thirty-nine weeks ended September 29, 2007:

(in thousands)	Amount

Balance at December 30, 2006	$267,830
Pre-existing tax adjustments	12,634
Pre-existing book adjustments	(11,130)
Other – foreign currency translation	2,747

Balance at September 29, 2007	$272,081

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets consists of the following:

(in thousands)	September 29, 2007	December 30, 2006	September 30, 2006

Intangible assets subject to amortization:
Credit card customer relationships	$10,257	$10,129	$10,163
Customer list	406	406	406
Favorable leases	23,941	23,852	27,373

	34,604	34,387	37,942
Less: accumulated amortization	(12,709)	(7,031)	(5,269)

Total intangible assets subject to amortization	21,895	27,356	32,673
Total indefinite-lived trademarks	122,688	122,688	122,688

Total identifiable intangible assets	$144,583	$150,044	$155,361

Customer list has an estimated life of 5 years, credit card customer relationships have an estimated life of 3 years and favorable leases have an average estimated life of 8 years. For the thirteen weeks ended September 29, 2007 and September 30, 2006 amortization expense of $1.9 million and $2.5 million, respectively, was recorded by the Company and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the thirty-nine weeks ended September 29, 2007, the period February 14, 2006 to September 30, 2006 and the period January 1, 2006 to February 13, 2006, amortization expense of $5.6 million, $5.7 million and $0.02 million, respectively, was recorded by the Company.

The following is a summary table representing the remaining amortization of identifiable intangible assets, net, with definitive lives, by year (in thousands):

Fiscal Year	Amortization
2007 (September 30, 2007 to December 29, 2007)	$1,855
2008	6,538
2009	3,141
2010	2,416
2011	2,041
2012 and thereafter	5,904

Total	$21,895

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities includes amounts due customers principally for gift card, customer rebate and sales return liabilities of $48.5 million, $55.3 million and $40.0 million as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively. Income from gift cards that are not expected to be redeemed is recorded in other income, net in the condensed consolidated statements of operations. Such amounts recognized for the thirteen weeks ended September 29, 2007 and September 30, 2006 were approximately $1.1 million and $1.0 million, respectively. Such amounts recognized for the thirty-nine weeks ended September 29, 2007, the period February 14, 2006 to September 30, 2006 and the period January 1, 2006 to February 13, 2006 were approximately $2.7 million, $2.6 million and $0.5 million, respectively.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

7. Senior Secured Notes, Asset-based Revolving Credit Facility and Other Long-Term Debt

Senior secured notes, asset-based revolving credit facility and other long-term debt consists of the following:

(in thousands)	September 29, 2007	December 30, 2006	September 30, 2006

Senior secured floating rate notes due 2014	$650,000	$650,000	$650,000
Asset-based revolving credit facility	328,180	37,800	—	(1)
Mortgage note payable	—	2,076	2,092

	$978,180	$689,876	$652,092

(1)         $225,870 in borrowings outstanding under the asset-based revolving credit facility was classified as short-term borrowings as of September 30, 2006.

Senior Secured Floating Rate Notes Due 2014

Senior secured floating rate notes due 2014 consist of $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc.

The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15. The interest rate on the Notes is reset quarterly. The Notes mature on January 15, 2014. As of September 29, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%.

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes. On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008 (see Note 9).

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Senior Secured Asset-based Revolving Credit Facility

In February 2006, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “Original Credit Facility”) with third-party institutional lenders, which expires February 14, 2011. In May 2007, the Company entered into an amended and restated credit agreement (the “Old Credit Facility”). The provisions of the Old Credit Facility are substantially the same as in the Original Credit Facility with several modifications that are generally favorable to the Company. The provisions of the Old Credit Facility were modified for: (i) a $100.0 million increase in the Old Credit Facility maximum availability from $600.0 million to $700.0 million; (ii) a decrease in the “Excess Availability” threshold for purposes of mandatory compliance with certain financial ratio maintenance covenants from $75.0 million to $70.0 million; and (iii) several other modifications that are all favorable to the Company. A copy of the Old Credit Facility is attached as Exhibit 10.1 to Form 8-K filed with the SEC on May 29, 2007.

The Old Credit Facility provides senior secured financing of up to $700.0 million, subject to a borrowing base consisting of certain eligible inventory and receivables, minus certain reserves. A portion of the Old Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base. The Company incurred deferred financing costs of approximately $17 million and $2 million related to the Original Credit Facility and the Old Credit Facility, respectively, which are being amortized over five years on a straight-line basis.

All obligations under the Old Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s, the Issuers’ and the subsidiary guarantors’ assets, including: (1) a first-priority security interest in inventory, accounts receivable, cash, securities and other general intangibles; and (2) a second-priority security interest in equipment, intellectual property rights and related general intangibles and all of the capital stock of the Issuers and the capital stock of certain subsidiaries.

Borrowings under the Old Credit Facility bear interest at a rate equal to, at the borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. In addition to paying interest on outstanding principal under the Old Credit Facility, the Company is required to pay a variable rate commitment fee in respect of the unutilized commitments thereunder. The Old Credit Facility requires the Company to comply with financial ratio maintenance covenants if the excess availability under the Old Credit Facility, at any time, does not exceed $70.0 million and also contains certain restrictive covenants including the Company’s ability to pay dividends and certain customary affirmative and negative covenants and events of default. During the thirty-nine weeks ended September 29, 2007, the Company always maintained excess availability above $70.0 million.

As of September 29, 2007, the Issuers had (i) $328.2 million in borrowings outstanding under the Old Credit Facility at an average interest rate of 6.9%; (ii) $12.1 million of cash on hand; (iii) $109.0 million of letters of credit outstanding issued under the Old Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iv) $238.5 million of excess availability under the Old Credit Facility.

In October 2007, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “New Credit Facility”) with third-party institutional lenders, which expires October 24, 2012. The New Credit Facility replaced the Old Credit Facility described above (see Note 12).

Mortgage Note Payable

Mortgage note payable represented an 8.2% fixed-rate mortgage note on the land and building of one of the Company’s closed stores. In July 2007 the land and building was sold and the mortgage was repaid.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), was issued in July 2006 and interprets FASB SFAS  No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company, in its opening balance sheet for 2007, is required to reflect, as cumulative adjustments to the Company’s retained earnings, the impact of  FIN No. 48 on its income tax accruals for all prior years subject to adjustment by federal, state, local and foreign taxing authorities (open years). The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company has determined that no adjustment to shareholders’ equity is required as a result of applying FIN No. 48. The Company expects no material change for the next twelve months as a result of adopting FIN No. 48. The Company will continue its policy of classifying interest on tax liabilities as part of the provision for income taxes. The Company does not anticipate any significant payments with respect to any tax assessments within the next twelve months.

The Company adopted the provisions of FIN No. 48 on December 31, 2006. As a result of the implementation of FIN No. 48, the Company recognized no change with respect to any unrealized tax benefits and therefore made no change to the December 31, 2006 opening retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest and penalties, is as follows (in thousands):

Amount
Beginning balance at December 31, 2006 (date of adoption)	$8,702
Additions for current year tax positions	76
Additions for prior year tax positions	4,821
Reductions for prior year tax positions	—
Settlements	—
Reductions due to a lapse of the applicable statute of limitations	—

Ending balance at September 29, 2007	$13,599

Included in the ending balance at September 29, 2007 are approximately $13.1 million of tax positions ($11.6 million net of tax benefits) for which the ultimate deductibility is highly certain but for which uncertainty exists as to the timing of such deductions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. At September 29, 2007 and December 31, 2006 (the date of adoption), accrued interest and penalties included in the FIN No. 48 reserve amounted to approximately $2.0 million and $0.9 million, respectively (net of tax benefits). The FIN No. 48 reserve is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company recorded approximately $0.8 million and $1.2 million of interest and penalties during the thirteen weeks and thirty-nine weeks ended September 29, 2007, respectively, which is included in provision (benefit) for income taxes in the condensed consolidated statements of operations.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

During the thirteen weeks ended September 29, 2007, the Company recorded income tax expense of approximately $0.7 million on a loss before taxes of $79.2 million at an effective income tax rate of 0.9%. A current quarter tax benefit on the loss before taxes was offset by a valuation allowance of $25.1 million which was recorded against United States net operating losses resulting in an effective income tax rate lower than the Federal statutory rate of 35%.

During the thirty-nine weeks ended September 29, 2007, the Company recorded an income tax benefit of approximately $58.1 million on a loss before taxes of $238.2 million at an effective tax benefit rate of 24.4%. The Federal statutory rate of 35.0% is higher than the effective tax benefit rate primarily due to the valuation allowance against United States net operating losses referred to in the immediately preceding paragraph and to different tax rules outside the United States.

In assessing the realizability of deferred tax assets included in the condensed consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with this policy and the requirements of SFAS No. 109, the valuation allowance of $25.1 million referred to above was recorded against United States net operating losses in the current quarter.

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

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes. The Collar Agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period. Such payments represent the difference between the rates stated above in the Collar Agreement and those in effect on the Notes for the given reset period. Payment and reset dates under the Collar Agreement are matched exactly to those of the Notes. The Collar Agreement has an ultimate maturity of January 15, 2008. To the extent that the three-month LIBOR rate is below the Collar Agreement floor, payment is due from the Company to the counterparty for the difference. To the extent the three-month LIBOR rate is above the Collar Agreement cap, the Company is entitled to receive the difference from the counterparty. At the inception of the Collar Agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched. At September 29, 2007, the notional amount of debt related to the Collar Agreement was $650.0 million and the fair value of the Collar Agreement was a de minimis liability.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement (the “Cap Agreement”) which takes effect on January 15, 2008. The Cap Agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period. Such payments represent the difference between the LIBOR rate stated above in the Cap Agreement and those in effect on a LIBOR-based borrowing arrangement for the given reset period. Payment and reset dates under the Cap Agreement are matched exactly to those of the LIBOR-based borrowing arrangement. The Cap Agreement has an ultimate maturity of January 15, 2009. The Issuers paid a premium of $0.7 million to purchase the Cap Agreement. The Cap Agreement consists of two components, a forward contract and an interest rate cap agreement. The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009. The forward contract should enable the Company to achieve this objective. The Company will assess the effectiveness of the forward contract quarterly. Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship. The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship. At September 29, 2007, the notional amount of debt related to the Cap Agreement was $650.0 million and the fair value of the instrument was approximately a $0.02 million asset.

The Company has determined that the Collar Agreement and the Cap Agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133. As such, changes in the fair value of the Collar Agreement and the Cap Agreement have been recorded in accumulated other comprehensive income (loss) on the condensed consolidated balances sheets. During the thirteen weeks ended September 29, 2007 and September 30, 2006 the Company has recorded a loss of approximately $0.02 million and $0.9 million, respectively, in accumulated other comprehensive income (loss) related to these changes in fair value. During the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006 the Company has recorded a gain of approximately $0.03 million and a loss of approximately $0.9 million, respectively, in accumulated other comprehensive income (loss) related to these changes in fair value. The Collar Agreement and the Cap Agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period. Both agreements are expected to have no ineffectiveness during their contractual lives.

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont’d

12. Subsequent Event

In October 2007, the Company entered into a new senior secured asset-based revolving credit facility agreement with third-party institutional lenders, which expires October 24, 2012. The New Credit Facility replaced the Old Credit Facility, which is more fully described in Note 7.

The New Credit Facility extends $700.0 million of revolving credit facilities to the Company, comprised of (i) a $625.0 million Revolving Commitment and (ii) a $75.0 million Tranche B Commitment, both of which are subject to a borrowing base. A portion of the New Credit Facility, not to exceed $40.0 million, is also available to a Canadian subsidiary of the Company subject to the Canadian borrowing base. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves, and the New Credit Facility reflects increases in the Company’s advance rates on this collateral, which will enhance the liquidity position of the Company in comparison to the Old Credit Facility. The New Credit Facility also eliminates all financial maintenance covenants. These changes will result in a material increase to the Company’s aggregate borrowing base and excess availability as compared with the Old Credit Facility. As of September 29, 2007, if the New Credit Facility had been in effect at the end of the third quarter, the excess availability under the New Credit Facility on a pro forma basis would have been $255.5 million, which compares to $238.5 million under the Old Credit Facility. Insofar as the Old Credit Facility had a financial maintenance covenant (which as noted above has been eliminated in the New Credit Facility) that would have likely restricted the use of the last $70.0 million of availability, the effective increase in excess availability under the New Credit Facility would have been $87.0 million. Other terms and conditions in the New Credit Facility are similar to those under the Old Credit Facility.

All obligations under the New Credit Facility are unconditionally guaranteed by the Company and certain of its existing and future domestic subsidiaries. All obligations under the New Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the borrowers, consisting of Linens ‘n Things, Inc., Linens ‘n Things Center, Inc. and Linens ‘n Things Canada Corp. (collectively, the “Borrowers”), and the subsidiary guarantors, including: (i) a first-priority security interest in inventory, accounts receivable, cash, securities and other general intangibles; and (ii) a second-priority security interest in equipment, intellectual property rights and related general intangibles and all of the capital stock of Linens ‘n Things, Inc. and the capital stock of certain subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the New Credit Facility is 0.25% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings. The applicable margin with respect to Tranche B Loans (consisting of per annum rate margins) shall be 2.75% in the case of Eurodollar borrowings and, in the event the adjusted LIBOR rate is not available, 1.25% in the case of alternate base rate borrowings. The applicable margin for borrowings under the New Credit Facility will be subject to adjustment based on the excess availability under the New Credit Facility. In addition to paying interest on outstanding principal under the New Credit Facility, the Borrowers are required to pay a commitment fee, initially 0.375% per annum, in respect of the unutilized commitments thereunder and the commitment fee will be subject to adjustment based on the excess availability under the New Credit Facility. The New Credit Facility contains certain customary affirmative and negative covenants and events of default, but all financial maintenance covenants were eliminated. The Borrowers must also pay customary letter of credit fees and agency fees. The Borrowers initiated borrowings under the New Credit Facility on October 24, 2007 to meet operational working capital needs. A portion of the proceeds of the New Credit Facility was used to pay off the outstanding amounts under and terminate the Old Credit Facility which is more fully described in Note 7.

The New Credit Facility will require the Company to accelerate the writeoff of approximately $7.0 million of deferred financing costs related to the Old Credit Facility in the subsequent period.

A copy of the New Credit Facility is attached as Exhibit 10.1 to Form 8-K filed with the SEC on October 26, 2007.

13. Supplemental Condensed Consolidating Financial Information

On February 14, 2006 Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. (collectively, the “Issuers”) issued $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company, and by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s asset-based revolving credit facility except for its Canadian subsidiaries. The Company’s Canadian subsidiaries (the “Non-Guarantors”) are not guarantors of the Notes.

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

The information (1) at September 29, 2007, December 30, 2006 and September 30, 2006 and (2) for the thirteen weeks ended September 29, 2007 and September 30, 2006, the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006, presents the financial position and results of operations and cash flows, respectively, of the Successor Entity. The information for the period January 1, 2006 to February 13, 2006 presents the results of operations and cash flows of the Predecessor Entity.

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Week Period Ended September 29, 2007

(InThousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$14,421	$587,813	$64,557	$—	$666,791
Cost of sales, including buying and distribution costs	—	8,791	362,579	34,317	—	405,687

Gross profit	—	5,630	225,234	30,240	—	261,104

Selling, general and administrative expenses	—	5,589	269,094	26,244	—	300,927
Impairment of property and equipment	—	—	16,779	—	—	16,779

Operating profit (loss)	—	41	(60,639)	3,996	—	(56,602)

Interest income	—	(3,586)	—	(74)	3,586	(74)
Interest expense	—	—	27,437	346	(3,586)	24,197

Interest (income) expense, net	—	(3,586)	27,437	272	—	24,123

Other income, net	—	(26)	(1,122)	(391)	—	(1,539)

Income (loss) before income taxes	—	3,653	(86,954)	4,115	—	(79,186)

Provision (benefit) for income taxes	—	2,522	(3,201)	1,422	—	743

Net income (loss)	$—	$1,131	$(83,753)	$2,693	$—	$(79,929)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Week Period Ended September 30, 2006

(InThousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$16,195	$590,722	$51,238	$—	$658,155
Cost of sales, including buying and distribution costs	—	9,396	353,872	25,311	—	388,579

Gross profit	—	6,799	236,850	25,927	—	269,576
Selling, general and administrative expenses	—	5,377	262,126	19,926	—	287,429

Operating profit (loss)	—	1,422	(25,276)	6,001	—	(17,853)

Interest income	—	(26,754)	(34)	(15)	26,785	(18)
Interest expense	—	23,273	26,732	352	(26,785)	23,572

Interest (income) expense, net	—	(3,481)	26,698	337	—	23,554

Other (income) expense, net	—	(23)	299	47	—	323

Income (loss) before income taxes	—	4,926	(52,273)	5,617	—	(41,730)

Provision (benefit) for income taxes	—	1,736	(18,423)	2,332	—	(14,355)

Net income (loss)	$—	$3,190	$(33,850)	$3,285	$—	$(27,375)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirty-nine Week Period Ended September 29, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$42,232	$1,629,141	$160,549	$—	$1,831,922
Cost of sales, including buying and distribution costs	—	25,311	1,002,190	82,916	—	1,110,417

Gross profit	—	16,921	626,951	77,633	—	721,505

Selling, general and administrative expenses	—	15,774	785,720	71,548	—	873,042
Impairment of property and equipment	—	—	16,779	—	—	16,779

Operating profit (loss)	—	1,147	(175,548)	6,085	—	(168,316)

Interest income	—	(9)	(9)	(320)	—	(338)
Interest expense	—	10,454	62,631	999	—	74,084

Interest expense, net	—	10,445	62,622	679	—	73,746

Other expense (income), net	—	222	(2,394)	(1,665)	—	(3,837)

(Loss) income before income taxes	—	(9,520)	(235,776)	7,071	—	(238,225)

(Benefit) provision for income taxes	—	(2,377)	(58,029)	2,270	—	(58,136)

Net (loss) income	$—	$(7,143)	$(177,747)	$4,801	$—	$(180,089)

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period February 14, 2006 - September 30, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$40,129	$1,424,163	$113,291	$—	$1,577,583
Cost of sales, including buying and distribution costs	—	23,596	870,081	57,330	—	951,007

Gross profit	—	16,533	554,082	55,961	—	626,576
Selling, general and administrative expenses	—	12,965	645,897	49,251	—	708,113

Operating profit (loss)	—	3,568	(91,815)	6,710	—	(81,537)

Interest income	—	(72,157)	(115)	(63)	72,198	(137)
Interest expense	—	55,628	71,000	974	(72,198)	55,404

Interest (income) expense, net	—	(16,529)	70,885	911	—	55,267

Other income, net	—	(680)	(1,185)	(543)	—	(2,408)

Income (loss) before income taxes	—	20,777	(161,515)	6,342	—	(134,396)

Provision (benefit) for income taxes	—	7,844	(60,196)	2,030	—	(50,322)

Net income (loss)	$—	$12,933	$(101,319)	$4,312	$—	$(84,074)

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,377	$7,692	$2,032	$—	$12,101
Accounts receivable	—	428	30,954	2,560	—	33,942
Inventories	—	16,401	881,170	78,434	—	976,005
Prepaid expenses and other current assets	—	233	15,300	1,720	—	17,253
Current deferred taxes	—	191	13,317	280	—	13,788
Total current assets	—	19,630	948,433	85,026	—	1,053,089

Property and equipment, net	—	5,841	394,123	47,809	—	447,773
Identifiable intangible assets, net	—	622	142,371	1,590	—	144,583
Goodwill	—	11,254	241,905	18,922	—	272,081
Intercompany receivables	—	—	479,134	21,086	(500,220)	—
Intercompany notes receivable	—	1,180,942	—	27,278	(1,208,220)	—
Investment in subsidiaries	382,240	640,429	—	—	(1,022,669)	—
Deferred financing costs and other noncurrent assets	—	40,308	639	54	—	41,001

Total assets	$382,240	$1,899,026	$2,206,605	$201,765	$(2,731,109)	$1,958,527

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$220,683	$46,371	$—	$267,054
Accrued expenses and other current liabilities	—	37,034	159,804	6,690	—	203,528
Total current liabilities	—	37,034	380,487	53,061	—	470,582

Intercompany payable	—	500,220	—	—	(500,220)	—
Intercompany notes payable	—	—	1,153,800	54,420	(1,208,220)	—
Senior secured notes and other long-term debt	—	978,180	—	—	—	978,180
Noncurrent deferred income taxes	—	529	61,199	6,186	—	67,914
Other long-term liabilities	—	823	54,281	4,507	—	59,611
Total liabilities	—	1,516,786	1,649,767	118,174	(1,708,440)	1,576,287

Total shareholders’ equity	382,240	382,240	556,838	83,591	(1,022,669)	382,240

Total liabilities and shareholders’ equity	$382,240	$1,899,026	$2,206,605	$201,765	$(2,731,109)	$1,958,527

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

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,882	$6,618	$1,894	$—	$11,394
Accounts receivable	—	454	30,598	2,834	—	33,886
Inventories	—	17,849	923,980	57,487	—	999,316
Prepaid expenses and other current assets	—	50,908	14,622	1,258	—	66,788
Current deferred taxes	—	2,224	9,777	224	—	12,225
Total current assets	—	74,317	985,595	63,697	—	1,123,609

Property and equipment, net	—	7,821	520,398	44,281	—	572,500
Identifiable intangible assets, net	—	767	152,751	1,843	—	155,361
Goodwill	—	7,600	241,136	16,966	—	265,702
Intercompany receivables	—	—	617,352	—	(617,352)	—
Intercompany notes receivable	—	1,178,039	—	24,362	(1,202,401)	—
Investment in subsidiaries	568,624	824,803	—	—	(1,393,427)	—
Deferred financing costs and other noncurrent assets	—	34,625	575	18	—	35,218

Total assets	$568,624	$2,127,972	$2,517,807	$151,167	$(3,213,180)	$2,152,390

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$278,636	$13,047	$—	$291,683
Accrued expenses and other current liabilities	—	40,253	143,526	11,341	—	195,120
Short-term borrowings	—	225,870	—	—	—	225,870
Total current liabilities	—	266,123	422,162	24,388	—	712,673

Intercompany payable	—	609,020	—	8,332	(617,352)	—
Intercompany notes payable	—	—	1,153,800	48,602	(1,202,402)	—
Senior secured notes and other long-term debt	—	650,000	2,092	—	—	652,092
Noncurrent deferred income taxes	—	33,080	131,923	5,488	—	170,491
Other long-term liabilities	—	1,128	44,655	2,729	—	48,512
Total liabilities	—	1,559,351	1,754,632	89,539	(1,819,754)	1,583,768

Total shareholders’ equity	568,624	568,621	763,175	61,628	(1,393,426)	568,622

Total liabilities and shareholders’ equity	$568,624	$2,127,972	$2,517,807	$151,167	$(3,213,180)	$2,152,390

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirty-nine Week Period Ended September 29, 2007

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$—	$(7,143)	$(177,747)	$4,801	$—	$(180,089)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,884	88,302	7,088	—	97,274
Deferred income taxes	—	18,116	(82,060)	(131)	—	(64,075)
Share-based compensation	—	2,330	—	—	—	2,330
Amortization of deferred financing charges	—	6,075	1	—	—	6,076
Loss on sales and disposals of property and equipment	—	291	247	1	—	539
Impairment of property and equipment	—	—	16,779	—	—	16,779
Changes in assets and liabilities:
Decrease in accounts receivable	—	8	2,129	1,443	—	3,580
Increase in inventories	—	(1,579)	(152,667)	(18,477)	—	(172,723)
(Increase) decrease in prepaid expenses and other current assets	—	(92)	(639)	2,356	—	1,625
Decrease (increase) in identifiable intangible assets and other noncurrent assets	—	—	148	(29)	—	119
Increase in accounts payable	—	—	39,525	16,963	—	56,488
Decrease in accrued expenses and other liabilities	—	(3,934)	(12,911)	(12,372)	—	(29,217)

Net cash provided by (used in) operating activities	—	15,956	(278,893)	1,643	—	(261,294)

Cash flows from investing activities:
Additions to property and equipment	—	(1,878)	(25,287)	(4,082)	—	(31,247)
Proceeds from sales of property and equipment	—	3,300	2,100	—	—	5,400

Net cash provided by (used in) investing activities	—	1,422	(23,187)	(4,082)	—	(25,847)

Cash flows from financing activities:
Financing and direct acquisition costs	—	(12,391)	9,591	654	—	(2,146)
Intercompany movements	—	(294,077)	292,039	2,038	—	—
Net increase in borrowings under revolving credit facility	—	290,380	—	—	—	290,380
Payments on mortgage note	—	—	(2,076)	—	—	(2,076)

Net cash (used in) provided by financing activities	—	(16,088)	299,554	2,692	—	286,158

Effect of exchange rate changes on cash and cash equivalents	—	—	—	558	—	558

Net increase (decrease) in cash and cash equivalents	—	1,290	(2,526)	811	—	(425)
Cash and cash equivalents at beginning of period	—	1,087	10,218	1,221	—	12,526

Cash and cash equivalents at end of period	$—	$2,377	$7,692	$2,032	$—	$12,101

LINENS HOLDING CO. AND SUBSIDIARIES (AND PREDECESSOR)

(Successor Entity)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period February 14, 2006 - September 30, 2006

(In Thousands) (Unaudited)

	Parent	Co-Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$—	$12,933	$(101,319)	$4,312	$—	$(84,074)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,370	73,923	4,922	—	80,215
Deferred income taxes	—	29,784	(52,789)	(229)	—	(23,234)
Share-based compensation	—	3,363	—	—	—	3,363
Amortization of deferred financing charges	—	5,429	—	—	—	5,429
Loss on sale and disposals of property and equipment	—	—	416	—	—	416
Changes in assets and liabilities, net of effect of acquisition:
Decrease in accounts receivable	—	195	11,741	111	—	12,047
Increase in inventories	—	(3,430)	(167,646)	(6,834)	—	(177,910)
(Increase) decrease in prepaid expenses and other current assets	—	(50,574)	16,825	(348)	—	(34,097)
(Increase) decrease in identifiable intangible assets and other noncurrent assets	—	(3,402)	907	(3)	—	(2,498)
Increase (decrease) in accounts payable	—	—	60,953	(1,902)	—	59,051
(Decrease) increase in accrued expenses and other liabilities	—	(62,616)	19,554	1,024	—	(42,038)

Net cash (used in) provided by operating activities	—	(66,948)	(137,435)	1,053	—	(203,330)

Cash flows from investing activities:
Acquisition of the Company, net of cash acquired	—	(1,220,465)	7,632	7,331	—	(1,205,502)
Investment in Linens ’n Things, Inc.	(741,675)	—	—	—	741,675	—
Additions to property and equipment	—	(381)	(43,637)	(4,758)	—	(48,776)
Proceeds from sale of property and equipment	—	—	3,100	—	—	3,100
Decrease (increase) in investment in subsidiary	91,025	(257)	—	—	(90,768)	—

Net cash (used in) provided by investing activities	(650,650)	(1,221,103)	(32,905)	2,573	650,907	(1,251,178)

Cash flows from financing activities:
Issuance of common stock to Linens Investors LLC and others	650,650	—	—	257	(257)	650,650
Investment from Parent	—	650,650	—	—	(650,650)	—
Issuance of floating rate notes	—	650,000	—	—	—	650,000
Financing and direct acquisition costs	—	(59,254)	(676)	—	—	(59,930)
Premium paid for derivative financial instrument	—	(700)	—	—	—	(700)
Intercompany movements	—	(175,633)	177,672	(2,039)	—	—
Net increase in borrowings under revolving credit facility	—	225,870	—	—	—	225,870
Payments on mortgage note	—	—	(38)	—	—	(38)

Net cash provided by (used in) financing activities	650,650	1,290,933	176,958	(1,782)	(650,907)	1,465,852

Effect of exchange rate changes on cash and cash equivalents	—	—	—	50	—	50

Net increase in cash and cash equivalents	—	2,882	6,618	1,894	—	11,394
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$2,882	$6,618	$1,894	$—	$11,394

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

The Company, under the name “Linens ‘n Things,” is one of the leading national large format specialty retailers of home textiles, housewares and home accessories, carrying both national brands and private label goods. As of September 29, 2007, the Company operated 585 stores in 47 states and in seven provinces across Canada.

Critical Accounting Policies

The following includes discussion and analysis about the condensed consolidated financial statements of Linens Holding Co. and its subsidiaries and Predecessor. The Company has not presented separate financial statements for Linens ‘n Things, Inc. and its subsidiaries or Linens ‘n Things Center, Inc. and its subsidiaries (collectively, the issuers as described in Note 13) because management has determined that the differences in such financial statements are minor.

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

Valuation of Inventory

Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 49.8% of total assets at September 29, 2007. Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise mark-on, mark-up, markdowns and shrinkage based on historical experience between the dates of physical inventories, all of which significantly impact the ending inventory valuation at cost. The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

Sales Returns

The Company estimates future sales returns and records a provision in the period that the related sales are recorded based on historical return rates. Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns. Although these estimates have not varied materially from historical provisions, estimating sales returns requires management judgment as to changes in preferences and quality of products being sold, among other things; therefore, these estimates may vary materially in the future. The sales returns calculations are regularly compared with actual return experience. In preparing its condensed consolidated financial statements as of September 29, 2007, December 30, 2006 and September 30, 2006, the Company’s sales returns reserve was approximately $4.3 million, $5.9 million and $5.7 million, respectively.

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

The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the value of long-lived assets and goodwill is impaired. At September 29, 2007, December 30, 2006 and September 30, 2006, the Company’s net book value for property and equipment was approximately $447.8 million, $530.8 million and $572.5 million, respectively, goodwill was approximately $272.1 million, $267.8 million and $265.7 million, respectively, and identifiable intangible assets, net was $144.6 million, $150.0 million and $155.4 million, respectively.

During the thirteen weeks ended September 29, 2007, the Company determined that the carrying value of certain property and equipment exceeded its related estimated future undiscounted cash flows. As a result, the Company reduced the carrying value of property and equipment to its fair value by approximately $16.8 million.

There was no impairment loss recognized in the condensed consolidated statement of operations for any of the prior year periods presented.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation, medical and general liability costs that exceed certain limits for each type of insurance program. The Company is responsible for the payment of claims under these insured excess limits. The Company establishes accruals for its insurance programs based on available claims data and historical trend and experience, as well as loss development factors for its medical insurance prepared with the assistance of third party actuaries. Workers’ compensation is recorded at its net present value. In preparing the estimates, the Company also considers the nature and severity of the claims, analysis provided by third party claims administrators, as well as current legal, economic and regulatory factors. The ultimate cost of these claims may vary from the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimate process. The accrued obligation for these self-insurance programs was approximately $16.1 million, $16.2 million and $14.7 million as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively.

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

Derivative Financial Instruments

The Company has designated certain derivative instruments entered into on July 7, 2006 as cash flow hedges and recognizes the fair value of the instruments on the condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the condensed consolidated balance sheet and subsequently recognized in the condensed consolidated statement of operations when the hedged item affects income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. There was no hedge ineffectiveness during the thirty-nine weeks ended September 29, 2007.

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

Results of Operations

Thirteen Weeks Ended September 29, 2007 Compared with Thirteen Weeks Ended September 30, 2006

Net sales for the thirteen weeks ended September 29, 2007 increased approximately 1.3% to $666.8 million compared to $658.2 million for the same period last year. The increase in net sales is primarily due to the opening of new stores since September 30, 2006 offset by the impact of a decline in comparable store sales. Comparable store sales decreased 1.4% for the thirteen weeks ended September 29, 2007 compared to an increase of 0.2% for the same period last year. The decline in comparable store sales is primarily due to a decline in guest transactions partially offset by an increase in average transaction value. At September 29, 2007, the Company operated 585 stores, including 38 stores in Canada, as compared with 561 stores, including 33 stores in Canada, at September 30, 2006. Store square footage increased approximately 3.6% to 19.3 million at September 29, 2007 compared with 18.6 million at September 30, 2006. During the thirteen weeks ended September 29, 2007, the Company opened five stores as compared with opening eight stores during the same period last year. There were no stores closed in the current period as compared with closing two stores during the same period last year.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. For the thirteen weeks ended September 29, 2007 gross profit was $261.1 million, or 39.2% of net sales, compared with $269.6 million, or 41.0% of net sales, for the same period last year. The decrease in gross profit as a percentage of net sales for the third quarter reflects the highly promotional environment in the current period.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A for the thirteen weeks ended September 29, 2007 was $300.9 million, or 45.1% of net sales, compared with $287.4 million, or 43.7% of net sales, for the same period last year. SG&A also includes depreciation and amortization of $33.0 million, or 4.9% of net sales, for the thirteen weeks ended September 29, 2007, compared with $33.4 million, or 5.1% of net sales, for the same period last year. The increase in SG&A (excluding depreciation and amortization) as a percentage of net sales from 38.6% to 40.2% is primarily due to higher occupancy costs and marketing costs in the face of negative comparable store sales.

The Company determined that the carrying value of certain property and equipment exceeded its related estimated future undiscounted cash flows. As a result, the Company reduced the carrying value of property and equipment to its fair value by approximately $16.8 million, or 2.5% of net sales, which is included in impairment of property and equipment on the condensed consolidated statements of operations.

Operating loss for the thirteen weeks ended September 29, 2007 was approximately $56.6 million, or (8.5%) of net sales, compared with an operating loss of $17.9 million, or (2.7%) of net sales, for the same period last year. .

Interest expense, net for the thirteen weeks ended September 29, 2007 marginally increased to approximately $24.1 million from $23.6 million during the same period last year.

Other (income) expense, net for the thirteen weeks ended September 29, 2007 increased to $1.5 million of income, net, compared to $0.3 million of expense, net, for the same period last year.

The Company’s income tax expense was approximately $0.7 million for the thirteen weeks ended September 29, 2007 compared with an income tax benefit of $14.4 million for the same period last year.  The Company’s effective income tax rate for the thirteen weeks ended September 29, 2007 was 0.9% compared to an effective tax benefit rate of 34.4% for the same period last year primarily due to the $25.1 million valuation allowance which was recorded against United States net operating losses in the current quarter. See Note 8 for additional detail concerning the valuation allowance.

The Company’s net loss for the thirteen weeks ended September 29, 2007 was approximately $79.9 million compared with a net loss of $27.4 million for the same period last year. The increase in the net loss reflects the increase in the operating loss referred to above plus the impairment of property and equipment and the tax valuation allowance. Excluding the valuation allowance and the impairment charge, the Company’s net loss for the thirteen weeks ended September 29, 2007 was approximately $43.2 million.

Thirty-nine Weeks Ended September 29, 2007 Compared with Thirty-nine Weeks Ended September 30, 2006

As a result of the acquisition, the prior period’s financial results for the thirty-nine weeks ended September 30, 2006 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor Entity”, covering the period January 1, 2006 through February 13, 2006 and the “Successor Entity” covering the period February 14, 2006 through September 30, 2006. For comparative purposes, the Company combined the two periods from January 1, 2006 through September 30, 2006 in its discussion below. This combination is not GAAP presentation. However, the Company believes this presentation is useful to provide the reader a more accurate comparison.

		Thirty-nine Weeks Ended September 30, 2006
	Thirty-nine Weeks Ended September 29, 2007	January 1, 2006 to February 13, 2006 (Predecessor Entity)	February 14, 2006 to September 30, 2006 (Successor Entity)	January 1, 2006 to September 30, 2006 (Combined)	Increase (Decrease)

Net sales	$1,831,922	$284,971	$1,577,583	$1,862,554	$(30,632)

Cost of sales, including buying and distribution costs	1,110,417	180,675	951,007	1,131,682	(21,265)

Gross profit	721,505	104,296	626,576	730,872	(9,367)

Selling, general and administrative expenses	873,042	175,424	708,113	883,537	(10,495)
Impairment of property and equipment	16,779	—	—	—	16,779

Operating loss	(168,316)	(71,128)	(81,537)	(152,665)	(15,651)

Interest income	(338)	(668)	(137)	(805)	467
Interest expense	74,084	—	55,404	55,404	18,680

Interest expense (income), net	73,746	(668)	55,267	54,599	19,147

Other income, net	(3,837)	(1,286)	(2,408)	(3,694)	(143)

Loss before benefit for income taxes	(238,225)	(69,174)	(134,396)	(203,570)	(34,655)

Benefit for income taxes	(58,136)	(21,270)	(50,322)	(71,592)	13,456

Net loss	$(180,089)	$(47,904)	$(84,074)	$(131,978)	$(48,111)

Net sales for the thirty-nine weeks ended September 29, 2007 decreased approximately 1.6% to $1,831.9 million compared to $1,862.6 million for the same period last year. The decrease in net sales is primarily due to the impact of a decline in comparable store sales offset by the opening of new stores since September 30, 2006. Comparable store sales decreased 4.6% for the thirty-nine weeks ended September 29, 2007 compared to a decline of 1.0% for the same period last year. The decline in comparable store sales is primarily due to a decline in guest transactions. During the thirty-nine weeks ended September 29, 2007, the Company opened 14 stores as compared with opening 21 stores during the same period last year. There were no stores closed in the current period as compared with closing two stores during the same period last year.

In addition to the cost of inventory sold, the Company includes its buying and distribution expenses in its cost of sales. Buying expenses include all direct and indirect costs to procure merchandise. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise. For the thirty-nine weeks ended September 29, 2007 gross profit was $721.5 million, or 39.4% of net sales, compared with $730.9 million, or 39.2% of net sales, for the same period last year. The increase in gross profit as a percentage of net sales is due to lower markdowns offset by a decrease in product margin due to sales mix.

The Company’s selling, general and administrative expenses (“SG&A”) consist of store selling expenses, occupancy costs, advertising expenses and corporate office expenses. SG&A for the thirty-nine weeks ended September 29, 2007 was $873.0 million, or 47.7% of net sales, compared with $883.5 million, or 47.4% of net sales, for the same period last year, which included approximately $47.2 million of costs related to the acquisition, or 2.5% of net sales. SG&A also includes depreciation and amortization of $97.3 million, or 5.3% of net sales, for the thirty-nine weeks ended September 29, 2007, compared with $92.9 million, or 5.0% of net sales, for the same period last year. The increase in SG&A (excluding depreciation and amortization and costs related to the acquisition in the prior year) as a percentage of net sales from 39.9% to 42.4% is primarily due to higher occupancy costs and marketing costs in the face of negative comparable store sales.

The Company determined that the carrying value of certain property and equipment exceeded its related estimated future undiscounted cash flows. As a result, the Company reduced the carrying value of property and equipment to its fair value by approximately $16.8 million, or 0.9% of net sales, which is included in impairment of property and equipment on the condensed consolidated statements of operations.

Operating loss for the thirty-nine weeks ended September 29, 2007 was approximately $168.3 million, or (9.2%) of net sales, compared with an operating loss of $152.7 million, or (8.2%) of net sales, for the same period last year.

Interest expense, net for the thirty-nine weeks ended September 29, 2007 increased to approximately $73.7 million from $54.6 million during the same period last year primarily due to the additional interest expense associated with the Notes issued on February 14, 2006.

Other income, net for the thirty-nine weeks ended September 29, 2007 increased marginally to $3.8 million compared to $3.7 million for the same period last year.

The Company’s income tax benefit was approximately $58.1 million for the thirty-nine weeks ended September 29, 2007 compared with an income tax benefit of $71.6 million for the same period last year.  The Company’s effective tax benefit rate for the thirty-nine weeks ended September 29, 2007 decreased to 24.4% compared to 35.2% for the same period last year primarily due to the $25.1 million valuation allowance which was recorded against United States net operating losses in the current year. See Note 8 for additional detail concerning the valuation allowance.

The Company’s net loss for the thirty-nine weeks ended September 29, 2007 was approximately $180.1 million compared with a net loss of $132.0 million for the same period last year. As noted above, the net loss for the current period is not necessarily comparable to the net loss for the prior period as the current period includes property and equipment impairment and the tax valuation allowance while the prior period includes significantly higher costs related to the acquisition partially offset by lower interest, depreciation and amortization recorded prior to the completion of the Merger on February 14, 2006.

Liquidity and Capital Resources

The Company incurred $650.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2014 of Linens ‘n Things, Inc. and Linens ‘n Things Center, Inc. in connection with the Merger. The Notes bear interest at a per annum rate equal to LIBOR plus 5.625%, which is to be paid every three months on January 15, April 15, July 15 and October 15. The interest rate on the Notes is reset quarterly. The Notes mature on January 15, 2014. As of September 29, 2007 the interest rate on the Notes was 11.0%, based on a LIBOR rate of 5.4%. On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes. On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.

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

Concurrent with the closing of the Merger in February 2006, the Issuers also entered into a new senior secured asset-based revolving credit facility agreement (the “Original Credit Facility”) with third-party institutional lenders, which expires February 14, 2011. In May 2007, the Company entered into an amended and restated credit agreement (the “Old Credit Facility”). The provisions of the Old Credit Facility are substantially the same as in the Original Credit Facility with several modifications that are generally favorable to the Company. The provisions of the Old Credit Facility were modified for: (i) a $100.0 million increase in the Old Credit Facility maximum availability from $600.0 million to $700.0 million; (ii) a decrease in the “Excess Availability” threshold for purposes of mandatory compliance with certain financial ratio maintenance covenants from $75.0 million to $70.0 million; and (iii) several other modifications that are all favorable to the Company. A copy of the Old Credit Facility is attached as Exhibit 10.1 to Form 8-K filed with the SEC on May 29, 2007. See Note 7 for additional detail concerning the Original Credit Facility and the Old Credit Facility.

As of September 29, 2007, the Issuers had (i) $328.2 million in borrowings outstanding under the Old Credit Facility at an average interest rate of 6.9%; (ii) $12.1 million of cash on hand; (iii) $109.0 million of letters of credit outstanding issued under the Old Credit Facility, which includes standby letters of credit and import letters of credit used for merchandise purchases; and (iv) $238.5 million of excess availability under the Old Credit Facility.

In October 2007, the Company entered into a new senior secured asset-based revolving credit facility agreement (the “New Credit Facility”) with third-party institutional lenders, which expires October 24, 2012. The New Credit Facility replaced the senior secured asset-based revolving credit facility agreement originally entered into in February 2006 as amended and restated in May 2007 (see Note 12). The New Credit Facility provides for increased advance rates on inventory and accounts receivable and the elimination of all financial maintenance covenants. These changes will result in a material increase to the Company’s aggregate borrowing base and excess availability as compared with the Old Credit Facility. As of September 29, 2007, pro forma as if the New Credit Facility were in place, excess availability would have been $255.5 million compared to $238.5 million under the Old Credit Facility . Insofar as the Old Credit Facility had a financial maintenance covenant (which as noted above has been eliminated in the New Credit Facility) that would have likely restricted the use of the last $70.0 million of availability, the effective increase in excess availability under the New Credit Facility would have been $87.0 million. Other terms and conditions in the New Credit Facility, which are summarized below, are similar to those under the Old Credit Facility.

The Credit Agreement extends $700.0 million of revolving credit facilities to the Company, comprised of (i) a $625.0 million Revolving Commitment and (ii) a $75.0 million Tranche B Commitment, both of which are subject to a borrowing base. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves, and the New Credit Facility reflects increases in the Company’s advance rates on this collateral. A portion of the New Credit Facility, not to exceed $40.0 million, is also available to Linens ‘n Things Canada Corp. subject to the Canadian borrowing base. The New Credit Facility contains certain customary affirmative and negative covenants and events of default, but all financial maintenance covenants were eliminated. The principal amount outstanding of the loans under the New Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity, five years from October 24, 2007.

All obligations under the New Credit Facility are unconditionally guaranteed by the Company and certain of its existing and future domestic subsidiaries. All obligations under the New Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the borrowers, consisting of Linens ‘n Things, Inc., Linens ‘n Things Center, Inc. and Linens ‘n Things Canada Corp. (collectively, the “Borrowers”), and the subsidiary guarantors, including: (i) a first-priority security interest in inventory, accounts receivable, cash, securities and other general intangibles; and (ii) a second-priority security interest in equipment, intellectual property rights and related general intangibles and all of the capital stock of Linens ‘n Things, Inc. and the capital stock of certain subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate equal to, at the Borrowers’ option, either (a) an alternate base rate determined by reference to the higher of (1) the base rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the New Credit Facility is 0.25% with respect to alternate base rate borrowings and 1.50% with respect to LIBOR borrowings. The applicable margin with respect to Tranche B Loans (consisting of per annum rate margins) shall be 2.75% in the case of Eurodollar borrowings and, in the event the adjusted LIBOR rate is not available, 1.25% in the case of alternate base rate borrowings. After the delivery of the financial statements for the first full fiscal quarter after the closing date, the applicable margin for borrowings under the New Credit Facility will be subject to adjustment based on the excess availability under the New Credit Facility. In addition to paying interest on outstanding principal under the New Credit Facility, the Borrowers are required to pay a commitment fee, initially 0.375% per annum, in respect of the unutilized commitments thereunder. After the delivery of financial statements for the first full fiscal quarter after the closing date, the commitment fee will be subject to adjustment based on the excess availability under the New Credit Facility. The Borrowers must also pay customary letter of credit fees and agency fees. The Borrowers initiated borrowings under the New Credit Facility on October 24, 2007 to meet operational working capital needs.

The Company funds its operations through a combination of internally generated cash from operations and from borrowings under the Old Credit Facility through October 24, 2007 and the New Credit Facility thereafter. The Company’s primary uses of cash are working capital requirements, new store expenditures, new store inventory purchases and debt service requirements. The Company anticipates that cash generated from operations together with amounts available under the New Credit Facility will be sufficient to meet its future working capital requirements, new store expenditures, new store inventory purchases and debt service obligations as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance which will be affected by general economic, financial and other factors beyond the Company’s control.

As a result of the acquisition, the cash flow results for the thirty-nine weeks ended September 30, 2006 have been separately presented in the condensed consolidated statements of cash flows split between the “Predecessor Entity”, covering the period January 1 to February 13, 2006 and the “Successor Entity” covering the period February 14 to September 30, 2006. The comparable period results for the current year are presented under “Successor Entity.”  For comparative purposes, the Company combined the two periods from January 1, 2006 through September 30, 2006 in its discussion below. This combination is not a GAAP presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of cash flows for the periods presented.

Net cash used in operating activities for the thirteen weeks ended September 29, 2007 was $59.3 million, which reflects seasonal working capital requirements as the Company prepares for the holiday selling season. This compares with net cash used in operating activities of $55.9 million for the thirteen weeks ended September 30, 2006. Net cash used in operating activities for the thirty-nine weeks ended September 29, 2007 was $261.3 million, which is marginally lower when compared with $265.3 million used in operating activities for the same period last year, determined by combining net cash used in operating activities of $203.3 million and $62.0 million for the periods February 14, 2006 to September 30, 2006 and January 1, 2006 to February 13, 2006, respectively. The use of cash for the thirty-nine weeks ended September 29, 2007 reflects the Company’s customary seasonal investment in working capital as it prepares for the upcoming holiday selling season as well as the payment of cash interest and income taxes.

Net cash used in investing activities for the thirteen weeks ended September 29, 2007 was $6.7 million which reflects $8.8 million for additions to property and equipment offset by $2.1 million of proceeds from the sale of real estate. This compares with net cash used in investing activities of $16.0 million for the thirteen weeks ended September 30, 2006. Net cash used in investing activities for the thirty-nine weeks ended September 29, 2007 was $25.8 million compared with $1,262.1 million used in investing activities for the same period last year, determined by combining net cash used in investing activities of $1,251.1 million and $11.0 million for the periods February 14, 2006 to September 30, 2006 and January 1, 2006 to February 13, 2006, respectively. Excluding the prior period cost in connection with the acquisition, net cash used in investing activities decreased $30.8 million from the prior year due to fewer new store openings and the receipt of $5.4 million from sales of two real estate properties. The Company currently estimates capital expenditures will be approximately $40 million in fiscal 2007, primarily to open approximately 20 new stores, to maintain existing stores, and for system enhancements and other capital additions.

Net cash provided by financing activities for the thirteen weeks ended September 29, 2007 was $61.0 million primarily due to an increase in borrowings under the asset-based revolving credit facility. This compares with net cash provided by financing activities of $69.9 million for the thirteen weeks ended September 30, 2006. Net cash provided by financing activities for the thirty-nine weeks ended September 29, 2007 was $286.2 million compared with $1,470.8 million provided by financing activities for the same period last year, determined by combining net cash provided by financing activities of $1,465.8 million and $5.0 million for the periods February 14, 2006 to September 30, 2006 and January 1, 2006 to February 13, 2006, respectively. Excluding the prior period cash flows resulting from the acquisition, net cash provided by financing activities increased $61.0 million from the prior year. The increase in net cash provided by financing activities is due to higher borrowings from the asset-based revolving credit facility.

Management regularly reviews and evaluates its liquidity and capital needs. The Company experiences peak periods for its liquidity needs generally during the third quarter and fourth quarter of the fiscal year. As the Company’s business continues to grow and its current store expansion plan is implemented, such peak periods may require increases in the amounts available under the New Credit Facility from those currently existing and/or other debt or equity funding. Management currently believes that the Company’s cash flows from operations and its availability under the New Credit Facility will be sufficient to fund its expected capital expenditures, working capital and non-acquisition business expansion requirements as they become due; however, no assurance can be given that it will be able to obtain access to increases to the New Credit Facility or additional capacity from new credit facilities in the future should they become necessary.

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

Market risk exposure has significantly increased due to the issuance of the Notes in connection with the Transactions.

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents and borrowings under the Old Credit Facility, the New Credit Facility and the Notes.  The asset-based revolving credit facility and the Notes carry floating rate interest and, therefore, the Company’s condensed consolidated statement of operations and the condensed consolidated statement of cash flows for fiscal 2007 will be exposed to changes in interest rates.  As of September 29, 2007, the Company had $328.2 million in borrowings under the Old Credit Facility at an average interest rate of 6.9% and $650.0 million aggregate principal amount in Notes at an interest rate of 11.0%, based on a LIBOR rate of 5.4%.  As of September 29, 2007, a one percentage point change in floating rate interest would cause an increase to interest expense of approximately $9.8 million.

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

On July 7, 2006 the Issuers entered into a zero cost interest rate collar agreement to hedge the cash flows associated with the LIBOR component of the interest rate on the Notes.  The collar agreement provides for payments to be made to or received from the counterparty where the LIBOR component of the rate in effect for the Notes is below 4.45% or above 6.51% for a given reset period.  Such payments represent the difference between the rates stated above in the collar agreement and those in effect on the Notes for the given reset period.  Payment and reset dates under the collar agreement are matched exactly to those of the Notes.  The collar agreement has an ultimate maturity of January 15, 2008.  At the inception of the collar agreement, the Company determined that the hedging relationship would have no ineffectiveness, and the Company will continue to verify and document that the critical terms of the hedging instrument and the hedged item are exactly matched.  At September 29, 2007, the notional amount of debt related to the collar agreement was $650.0 million and the fair value of the collar agreement was a de minimis liability.

On July 7, 2006 the Issuers also purchased a one-year forward-starting interest rate cap agreement which takes effect on January 15, 2008.  The cap agreement provides for payments to be received from the counterparty where the LIBOR component of the rate in effect on a LIBOR-based borrowing arrangement is above 6.51% for a given reset period.  Payment and reset dates under the cap agreement are matched exactly to those of the LIBOR-based borrowing arrangement.  The cap agreement has an ultimate maturity of January 15, 2009.  The Company paid a premium of $0.7 million to purchase the cap agreement.  The cap agreement consists of two components, a forward contract and an interest rate cap agreement.  The Company’s intent is to hedge the cash flow associated with the LIBOR component of the interest rate on a LIBOR-based borrowing arrangement beyond 6.51% for the period January 15, 2008 through January 15, 2009.  The forward contract should enable the Company to achieve this objective.  The Company will assess the effectiveness of the forward contract quarterly.  Once the forward contract becomes an interest rate cap agreement, effectiveness will be assessed and documented as a new relationship.  The interest rate cap agreement is expected to be perfectly effective at such time, and the Company will continue to subsequently verify and document that the critical terms of the interest rate cap agreement and the hedged item continue to match exactly over the remaining life of the relationship.  At September 29, 2007, the notional amount of debt related to the cap agreement was $650.0 million and the fair value of the instrument was approximately a $0.02 million asset.

The Company has determined that the collar agreement and the cap agreement have been appropriately designated and documented as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. During the thirteen weeks ended September 29, 2007 and September 30, 2006 the Company has recorded a loss of approximately $0.02 million and $0.9 million, respectively, in accumulated other comprehensive income (loss) related to these changes in fair value. During the thirty-nine weeks ended September 29, 2007 and the period February 14, 2006 to September 30, 2006 the Company has recorded a gain of approximately $0.03 million and a loss of approximately $0.9 million, respectively, in accumulated other comprehensive income (loss) related to these changes in fair value. The collar agreement and the cap agreement had no ineffectiveness and provided no amounts received or paid under the hedges that affected net loss during the period. Both agreements are expected to have no ineffectiveness during their contractual lives.

Foreign Currency Risk

The Company enters into some purchase obligations outside of the United States, which are predominately settled in U.S. dollars, and therefore, the Company does not have a material exposure to foreign currency exchange risks.  The Company operated 38 stores in Canada as of September 29, 2007.  The Company believes its foreign currency translation risk is not material, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would not materially affect the Company’s results from operations or cash flow.  As of September 29, 2007 and for the thirty-nine weeks then ended the Company did not hedge against foreign currency risks.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2007. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 4.            Submission of Matters to a Vote of Security Holders

Effective July 18, 2007, the Company’s stockholders executed a unanimous written consent in lieu of annual meeting for the purpose of re-electing each of the then current directors of the Company and ratifying the actions of the Company’s directors.  As of the same date, the Company as the sole stockholder of Linens ‘n Things, Inc. and Linens ‘n Things, Inc. as the sole stockholder of Linens ‘n Things Center, Inc. executed respective written consents in lieu of annual meeting to re-elect the then current directors and to ratify the actions of directors.

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

LINENS HOLDING CO.
LINENS ‘N THINGS, INC.
LINENS ‘N THINGS CENTER, INC.

Date: November 13, 2007	By:	/s/ Robert J. DiNicola
Robert J. DiNicola
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 13, 2007	By:	/s/ Francis M. Rowan
Francis M. Rowan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)